Form 10-Q
period 2025-12-31
Franklin XRP Trust
filed 2026-02-17
CIK 2059438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-285706

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-6821845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Franklin XRP ETF Shares	XRPZ	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 14,250,000 outstanding shares as of February 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward- looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for XRP and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to  conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a large accelerated filer (generally defined under applicable SEC rules as an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities

Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN XRP ETF
FRANKLIN XRP TRUST

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and Fund

FRANKLIN XRP ETF
FRANKLIN XRP TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at December 31, 2025 for Franklin XRP Trust	2

Combined Schedule of Investments at December 31, 2025 for Franklin XRP Trust	3

Combined Statement of Operations for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP Trust	4

Combined Statement of Cash Flows for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP Trust	5

Combined Statement of Changes in Net Assets for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP Trust	6

Notes to the Combined Financial Statements for Franklin XRP Trust	7

Statement of Assets and Liabilities at December 31, 2025 for Franklin XRP ETF	13

Schedule of Investments at December 31, 2025 for Franklin XRP ETF	14

Statement of Operations for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP ETF	15

Statement of Cash Flows for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP ETF	16

Statement of Changes in Net Assets for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin XRP ETF	17

Notes to Financial Statements for Franklin XRP ETF	18

FRANKLIN XRP TRUST
Combined Statement of Assets and Liabilities (Unaudited)

December 31, 2025*
Assets
Investment in XRP, at fair value(a)	$216,376,202
Shares receivable	3,948,570
Total assets	220,324,772

Liabilities
XRP purchase payable	3,948,570
Sponsor's fee payable	-
Total liabilities	3,948,570
Commitments and contingencies (Note 7)
Net assets	$216,376,202

Shares issued and outstanding(b)	10,900,000
Net asset value per Share	$19.85

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

(a)
Cost of investment in XRP: $244,809,834 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Schedule of Investments (Unaudited)

December 31, 2025*
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	118,387,154.1619	$244,809,834	$216,376,202	100.00%
Total investments		$244,809,834	$216,376,202	100.00%
Other assets less liabilities			-	-%
Net assets			$216,376,202	100.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Operations (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*
Expenses
Sponsor's fee	$28,166
Less waiver	(28,166)
Total expenses	-
Net investment loss	-

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net increase (decrease) in net assets resulting from operations	$(28,649,503)
Net increase (decrease) in net assets per Share(a)	$(4.10)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Cash Flows (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(28,649,503)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(98,202,651)
Sales of XRP	-
Net realized (gain) loss on investment in XRP	-
Net change in unrealized (appreciation) depreciation on investment in XRP	28,649,503
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(98,202,651)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$98,202,651
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$98,202,651

Cash
Net increase (decrease) in cash	$–
Cash, beginning of period	–
Cash, end of period	$–
Supplement disclosure of non-cash Operating and Financing information:
In-kind purchases of XRP (net of $3,948,570 change in XRP purchase payable)	$140,434,405
In-kind Shares issued in exchanged for XRP (net of $3,948,570 change in Shares receivable)	$140,434,405

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Changes in Net Assets (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Net assets, beginning of period	$2,440,079 (a)
Net investment loss	-
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net increase (decrease) in net assets resulting from operations	(28,649,503)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	242,585,626
Distributions for Shares redeemed	-
Net increase (decrease) in net assets resulting from capital share transactions	242,585,626
Net assets, end of period	$216,376,202

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Notes to the Combined Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025 and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust executed as of October 1, 2025 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin XRP ETF (the “Fund”), presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on November 24, 2025, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The XRP Custodian is responsible for safekeeping the XRP owned by the Fund. The XRP Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the XRP Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for XRP and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “XRPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act ("JOBS Act"), subject to, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

The accompanying Combined Statement of Assets and Liabilities and Combined Schedule of Investments at December 31, 2025 and the Combined Statement of Operations, Combined Statement of Cash Flows and Combined Statement of Changes in Net Assets for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust's and the Fund's operations commenced on November 24, 2025, there are no comparative statements.

The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.
Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the XRP held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF XRP-Dollar Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the XRP held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3.
Valuation of XRP

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. XRP is priced at 11:59:59 PM ET. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price”. With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.

On December 31, 2025, the value of the XRP held by the Fund is categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and XRP Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs.

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period November 24, 2025 (Date of Commencement of operations) to December 31, 2025, the Fund accrued the Sponsor’s Fee of $28,166, less waiver and reimbursement of $28,166, the net Sponsor's fee payable for the quarter post waiver and reimbursement is $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, XRP Ledger fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, XRP Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Because the Fund does not have any income, it will need to sell XRP to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell XRP to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of XRP represented by each Share.

There have been no extraordinary or non-routine expenses during the period presented.

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of the XRP is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of XRP and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For in‑kind creation transactions, Authorized Participants will deliver to the Fund the amount of XRP attributable to the Creation Unit(s) being created, as determined by the Administrator, together with applicable transaction fees, costs and adjustments. For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of XRP represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the XRP represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of XRP has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the XRP Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of XRP and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on November 24, 2025, there was no public market for the Shares.

Changes in the Shares for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount^
Balance at November 24, 2025 (Date of Commencement of operations)	100,000	$2,224,208	#
Creation of Shares	10,800,000	242,585,626
Redemption of Shares	-	-
Balance at December 31, 2025	10,900,000	$244,809,834

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of XRP	Amount in US$
Balance at November 24, 2025 (Date of Commencement of operations)	1,086,120.6800	$2,440,079	#
XRP purchased or contributed in-kind for the creation of Shares	117,301,033.4819	242,585,626
XRP sold for the redemption of Shares	–	–
Principal on XRP sales to pay expenses	–	–
Net realized gain (loss) from XRP sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in XRP	–	(28,649,503)
Balance at December 31, 2025	118,387,154.1619	$216,376,202

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
#
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee and are not paid by the Fund.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, 70,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5.
CONCENTRATION OF RISK

The Fund holds only XRP, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the XRP Ledger, among other things.

6.
COMBINED FINANCIAL HIGHLIGHTS

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Net asset value per Share, beginning of period	$24.40 (a)
Net investment loss (b)	-
Net realized and unrealized gain (loss) on investment in XRP	(4.55)
Net change in net assets from operations (c)	(4.55)
Net asset value per Share, end of period	$19.85

Total return, at net asset value (d)(e)	(18.65)%

Ratio to average net assets (f)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses (g)	0.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.
(b)
Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investments for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from November 24, 2025 to December 31, 2025, the Sponsor waived the entire Sponsor's Fee. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets.

7.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

9.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statement of Assets and Liabilities and the Combined Statement of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

Statement of Assets and Liabilities (Unaudited)

December 31, 2025*
Assets
Investment in XRP, at fair value (a)	$216,376,202
Shares receivable	3,948,570
Total assets	220,324,772

Liabilities
XRP purchase payable	3,948,570
Sponsor's fee payable	-
Total liabilities	3,948,570
Commitments and contingencies (Note 7)
Net assets	$216,376,202

Shares issued and outstanding (b)	10,900,000
Net asset value per Share	$19.85

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

(a)
Cost of investment in XRP: $244,809,834 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

Schedule of Investments (Unaudited)

December 31, 2025*
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	118,387,154.1619	$244,809,834	$216,376,202	100.00%
Total investments		$244,809,834	$216,376,202	100.00%
Other assets less liabilities			-	-%
Net assets			$216,376,202	100.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited financial statements

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

Statement of Operations (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*
Expenses
Sponsor's fee	$28,166
Less waiver	(28,166)
Total expenses	-
Net investment loss	-

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net increase (decrease) in net assets resulting from operations	$(28,649,503)
Net increase (decrease) in net assets per Share (a)	$(4.10)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

Statement of Cash Flows (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(28,649,503)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(98,202,651)
Sales of XRP	-
Net realized (gain) loss on investment in XRP	-
Net change in unrealized (appreciation) depreciation on investment in XRP	28,649,503
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(98,202,651)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$98,202,651
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$98,202,651

Cash
Net increase (decrease) in cash	$–
Cash, beginning of period	–
Cash, end of period	$–
Supplement disclosure of non-cash Operating and Financing information:
In-kind purchases of XRP (net of $3,948,570 change in XRP payable)	$140,434,405
In-kind Shares issued in exchanged for XRP (net of $3,948,570 change in Shares receivable)	$140,434,405

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST

Statement of Changes in Net Assets (Unaudited)

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Net assets, beginning of period	$2,440,079 (a)
Net investment loss	-
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(28,649,503)
Net increase (decrease) in net assets resulting from operations	(28,649,503)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	242,585,626
Distributions for Shares redeemed	-
Net increase (decrease) in net assets resulting from capital share transactions	242,585,626
Net assets, end of period	$216,376,202

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Notes to the Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025 and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust executed as of October 1, 2025 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin XRP ETF (the “Fund”). The Trust had no operations prior to the commencement of operations of the Fund on November 24, 2025, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The XRP Custodian is responsible for safekeeping the XRP owned by the Fund. The XRP Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the XRP Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for XRP and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “XRPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act ("JOBS Act"), subject to, and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

The accompanying Statement of Assets and Liabilities and Schedule of Investments at December 31, 2025 and the Statement of Operations, Statement of Cash Flows and Statement of Changes in Net Assets for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations from November 24, 2025 (Date of Commencement of operations) to December 31, 2025 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust's and the Fund's operations commenced on November 24, 2025, there are no comparative statements.

The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.
  Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust as registrant, and the Fund are presented separately within this report.

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the XRP held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF XRP-Dollar Reference Rate—New York Variant for the XRP—U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the XRP held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3.
Valuation of XRP

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. XRP is priced at 11:59:59 PM ET. The Fund determines the fair value of XRP based on the price provided by the XRP market that the Fund considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments. On December 31, 2025, the value of the XRP held by the Fund is categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and XRP Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs.

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period November 24, 2025 (Date of Commencement of operations) to December 31, 2025, the Fund accrued the Sponsor’s Fee of $28,166, less waiver and reimbursement of $28,166, the net Sponsor's fee payable for the quarter post waiver and reimbursement is $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, XRP Ledger fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, XRP Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Because the Fund does not have any income, it will need to sell XRP to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell XRP to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of XRP represented by each Share.

There have been no extraordinary or non-routine expenses during the period presented.

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of the XRP is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of XRP and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For in‑kind creation transactions, Authorized Participants will deliver to the Fund the amount of XRP attributable to the Creation Unit(s) being created, as determined by the Administrator, together with applicable transaction fees, costs and adjustments. For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of XRP represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the XRP represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of XRP has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the XRP Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of XRP and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on November 24, 2025, there was no public market for the Shares.

Changes in the Shares for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount^
Balance at November 24, 2025 (Date of Commencement of operations)	100,000	$2,224,208	#
Creation of Shares	10,800,000	242,585,626
Redemption of Shares	-	-
Balance at December 31, 2025	10,900,000	$244,809,834

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of XRP	Amount in US$
Balance at November 24, 2025 (Date of Commencement of operations)	1,086,120.6800	$2,440,079	#
XRP purchased or contributed in-kind for the creation of Shares	117,301,033.4819	242,585,626
XRP sold for the redemption of Shares	–	–
Principal on XRP sales to pay expenses	–	–
Net realized gain (loss) from XRP sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in XRP	–	(28,649,503)
Balance at December 31, 2025	118,387,154.1619	$216,376,202

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
#
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee and are not paid by the Fund.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, 70,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5.
CONCENTRATION OF RISK

The Fund holds only XRP, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the XRP Ledger, among other things.

6.
FINANCIAL HIGHLIGHTS

For the period November 24, 2025 (Date of Commencement of operations) through December 31, 2025*

Net asset value per Share, beginning of period	$24.40 (a)
Net investment loss(b)	-
Net realized and unrealized gain (loss) on investment in XRP	(4.55)
Net change in net assets from operations(c)	(4.55)
Net asset value per Share, end of period	$19.85

Total return, at net asset value(d)(e)	(18.65)%

Ratio to average net assets(f)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses(g)	0.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.
(b)
Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investments for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from November 24, 2025 to December 31, 2025, the Sponsor waived the entire Sponsor's Fee. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets..

7.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

9.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.
 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of October 1, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin XRP ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund.

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Individual Shares are not redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “XRPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the XRP held by the Trust as of 4:00 P.M. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s XRP using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s XRP is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “principal market” as of 11:59:59 P.M., ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

The Sponsor identifies and determines the Fund's principal market (or in the absence of a principal market, the most advantageous market) for XRP consistent with the application of fair value measurement framework in FASB ASC 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible to the reporting entity. The reporting entity is the Trust, on behalf of the Fund.

Under ASC 820-10, a principal market is generally the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will generally be based on the market with the greatest volume and level of activity that can be accessed.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Results of Operations

On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120,68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

At December 31, 2025, the Custodian held 118,387,154.1619 XRP on behalf of the Fund, with a market value of $216,376,202 (cost: $244,809,834) based on the Principal Market Price at quarter end.

For the period November 24, 2025 (Date of Commencement of operations) to December 31, 2025*

For the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025, 10,800,000 Shares were issued in exchange for 117,301,033.4819 XRP and no Shares were redeemed. The Fund’s NAV per Share began the period at $24.40 and ended the period at $19.85. The 18.65% decrease in the Fund's NAV from $24.40 at November 24, 2025 (Date of Commencement of operations) to $19.85 at December 31, 2025 is directly related to the 18.65% decrease in the price of XRP.

Net realized and unrealized loss on investment in XRP for the period November 24, 2025 (Date of Commencement of operations) to December 31, 2025, was approximately $28,649,503 which consisted of a net change in unrealized depreciation on investment in XRP of approximately $28,649,503. Net decrease in net assets resulting from operations was approximately $28,649,503 for the period from November 24, 2025 (Date of Commencement of operations) to December 31, 2025, which consisted of the net realized and unrealized loss on investment in XRP of $28,649,503, and accrual of the Sponsor Fee in the amount of $28,166, which was offset by a waiver of $28,166.

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. From November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At December 31, 2025 the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of XRP

As movements in the price of XRP are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of XRP. Past movements in the XRP price are not indicators of future movements.

The following chart shows movements in the price of XRP based on the CME CF XRP Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from November 24, 2025 to December 31, 2025.

The average, high, low and end-of-period XRP prices based on the CME CF XRP Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
November 24, 2025 to December 31, 2025	2.00	2.26	November 24, 2025	1.81	December 18, 2025	1.82	December 31, 2025

(1) The end of period XRP price is the CME CF XRP Reference Rate - New York Variant on the last business day of the period

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 17, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
 Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated November 24, 2025 (Registration No. 333-285706). The risks described in our Prospectus are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares was $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120,68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025. No other unregistered sales of Fund shares are contemplated.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the period ended December 31, 2025.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period ended December 31, 2025.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit

No	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of Franklin XRP Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: February 17, 2026

*    The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.