Form 10-K
period 2026-03-31
Franklin XRP Trust
filed 2026-06-29
CIK 2059438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42961
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The registrant had no operations or shares outstanding and was not a public company as of September 30, 2025, the last business day of its most recently completed second fiscal quarter. Therefore, the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $0. The registrant’s shares began trading on the NYSE Arca, Inc. on November 24, 2025.

The registrant had 19,600,000 outstanding shares as of June 9, 2026.

DOCUMENTS INCORPORATED BY REFERENCE: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for XRP and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large-accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B)of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

2

FRANKLIN XRP ETF
FRANKLIN XRP TRUST

3

PART I

Item 1.
Business

DESCRIPTION OF THE TRUST

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of October 1, 2025. The Trust currently offers a single series, the Franklin XRP ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on the NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”) under the symbol “XRPZ.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates.

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP.

The Bank of New York Mellon (“BNY Mellon”) serves as the Fund’s Administrator, Transfer Agent, and the Cash Custodian. The XRP Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Coinbase Inc., an affiliate of Coinbase Custody, serves as the prime broker (“Prime Broker”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund is not managed like a corporation or an active investment vehicle. The Trust and the Fund do not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not required to register under such act. The Fund does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares.

The Fund issues Shares on a continuous basis. A block of 50,000 Shares is called a “Creation Unit.” The Fund issues and redeems Shares only in blocks of 50,000 or multiples thereof based on the quantity of XRP attributable to each Share (net of accrued but unpaid renumeration due to the Sponsor (the “Sponsor’s Fee”) and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for XRP and/or cash. Creation Units are offered continuously at the net asset value per Share (“NAV”) for 50,000 Shares on the day that an order to create or redeem a Creation Unit is accepted by the Fund. Only institutional investors that become authorized participants by entering into a contract with the Sponsor and the Administrator (“Authorized Participants”) may purchase or redeem Creation Units. Shares will be offered to the public from time to time at varying prices that will reflect the price of XRP and the trading price of the Shares on the Exchange at the time of the offer.

ORGANIZATION

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, is the Trustee of the Trust.

The Trust was formed and is operated in a manner such that a series is liable only for obligations attributable to such series. This means that Shareholders of the Fund are not subject to the losses or liabilities of any other series as may be created from time to time and shareholders of any such other series are not subject to the losses or liabilities of the Fund. Accordingly, the debts, liabilities, obligations and expenses (collectively, “Claims”) incurred, contracted for or otherwise existing solely with respect to the Fund are enforceable only against the assets of the Fund and not against any other series as may be established or the Trust generally. This limitation on liability is referred to as the “Inter-Series Limitation on Liability.” The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. For the avoidance of doubt, the Inter-Series Limitation on Liability applies to each series of the Trust, including the Fund and any other series that may be established.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Fund. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Fund. All Shares are transferable, fully paid and non-assessable. The assets of the Fund consist primarily of XRP held by the XRP Custodian on behalf of the Fund and cash. Creation Units are redeemed by the Fund in exchange for an amount of XRP or cash equal to the amount of XRP represented by the aggregate number of Shares redeemed. The Trust is not a registered investment company under the Investment Company Act and is not required to register under such act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund.

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. The Shares represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund is not managed like a corporation or an active investment vehicle. The XRP held by the Fund will only be sold (1) on an as-needed basis to pay the Fund’s expenses and to meet redemption requests, (2) in the event the Fund terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of XRP by the Fund is a taxable event to Shareholders.

Under the Declaration of Trust, Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

The Sponsor may terminate the Trust or the Fund in its sole discretion. The Sponsor will give written notice of the termination of the Trust or the Fund, specifying the date of termination, to Shareholders of the Trust or the Fund, as applicable, at least 30 days prior to the termination of the Trust or the Fund. The Sponsor will, within a reasonable time after such termination, sell all of the Fund’s XRP not already distributed to Authorized Participants and/or their designees redeeming Creation Units, if any, in such a manner so as to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Declaration of Trust. The Sponsor may suspend its sales of the Fund’s XRP upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices with the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

An investment in Shares is:

Backed by XRP held by the XRP Custodian on behalf of the Fund.

The Shares are backed by the assets of the Fund. The XRP Custodian will keep custody of all of the Fund’s XRP, other than that which is maintained in a trading account (the “Trading Balance”) with Coinbase, Inc. (“Coinbase, Inc.” or the “Prime Broker”, which is an affiliate of the XRP Custodian), in accounts that are required to be segregated from the assets held by the XRP Custodian as principal and the assets of its other customers (the “Vault Balance”). The XRP Custodian will keep all of the private keys associated with the Fund’s XRP held by the XRP Custodian in the Vault Balance in “cold storage”, which refers to a safeguarding method by which the private keys corresponding to the Fund’s XRP are generated and stored in an offline manner using computers or devices that are not connected to the Internet, which is intended to make them more resistant to hacking. A portion of the Fund’s XRP holdings and cash holdings from time to time may be temporarily held with the Prime Broker in the Trading Balance, for certain limited purposes, in connection with creations and redemptions of Creation Units and the sale of XRP to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor. Even though XRP is only moved into the Trading Balance in connection with and to the extent of purchases and sales of XRP by the Fund, and such XRP is swept from the Fund’s Trading Balance to the Fund’s Vault Balance daily pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of XRP that can be held temporarily in the Trading Balance maintained by the Prime Broker. This could create greater risk of loss of the Fund’s XRP, which would cause Shareholders to suffer losses.

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular XRP (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s XRP (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the XRP associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell XRP on behalf of its clients.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets to promote security, while the balance of assets are kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of XRP that the Prime Broker holds for customers holding similar entitlements as the Fund which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts and can avoid the complexities of handling XRP directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Exchange listed.

The Shares are listed and traded on the NYSE under the ticker symbol “XRPZ.”

CALCULATION OF NAV; VALUATION OF XRP AND THE CF BENCHMARKS INDEX

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator will determine the net asset value of the Fund each Business Day. In determining the net asset value of the Fund, the Administrator values the XRP held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CF Benchmarks Index shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (together a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 p.m. ET, the Administrator evaluates the XRP held by the Fund as reflected by the CF Benchmarks Index and determines the net asset value of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE is closed for regular trading.

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of XRP trading activity across major spot XRP platforms. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmarks Regulation (“UK BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the "Index Administrator"), a U.K. incorporated company, authorized and regulated by the UK Financial Conduct Authority (the “FCA”) as a registered Benchmark Administrator (FRN 847100) under the UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of XRP (USD/XRP), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several XRP exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one XRP at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent XRP platforms, which are currently Bitstamp, Coinbase, Kraken, LMAX Digital, and Crypto.com (the “Constituent Platforms”), and which may change from time to time, as follows:

• All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.

• The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.

• For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

• The XRPUSD_NY is then determined by the equally-weighted average of the volume medians of all partitions.

The CF Benchmarks Index is solely calculated from spot XRP-USD transactions conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the XRP/USD pair that is reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Administrator. Although the CF Benchmarks Index is intended to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets and such transactions may take place at prices materially higher or lower than the CF Benchmarks Index price.

FEES AND EXPENSES OF THE FUND

The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.19% (i.e., 0.19%/365 days) of the daily net asset value of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Digital Asset Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period November 24, 2025 (Date of commencement of operations) to March 31, 2026, the Fund recognized the Sponsor’s Fee of $142,056, less waiver and reimbursement of $142,056, the net Sponsor's fee payable for the period post waiver and reimbursement is $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, XRP Ledger fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, XRP Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. The Fund will need to sell XRP to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell XRP to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of XRP represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert XRP into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Prime Broker’s execution platform where the Sponsor may place an order (the “Trading Platform”), which the Sponsor is able to obtain using commercially reasonable efforts. The number of XRP represented by a Share will decline each time the Fund pays the Sponsor’s Fee or any Fund expenses not assumed by the Sponsor by transferring or selling XRP. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s Fee as well as other Fund expenses (if any) that are not assumed by the Sponsor. In the event of the liquidation of the Fund, the Fund will bear any liquidation-related expenses (including any transaction costs such as any XRP Ledger fees or other similar transaction fees in connection with the liquidation of the Fund’s portfolio). The quantity of XRP to be sold to permit payment of the Sponsor’s Fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of XRP held by the Fund. Assuming that the Fund is a grantor trust for U.S. federal income tax purposes, each delivery or sale of XRP by the Fund for the payment of Fund expenses generally will be a taxable event to Fund Shareholders. The Fund expects that any trading commissions associated with block trading, if applicable, will be allocated across the Fund, and other client accounts managed by affiliates of the Sponsor (including registered and unregistered funds and separately managed accounts (“Client Accounts”)) on a pro rata basis.

CREATIONS AND REDEMPTIONS

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

For cash transactions, the Fund will engage in XRP transactions for converting cash into XRP (in association with purchase orders effected in cash) and XRP into cash (in association with redemption orders effected in cash). The Fund will conduct its XRP purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “XRP Trading Counterparty”), which are not registered broker-dealers, pursuant to written agreements between such XRP Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An XRP Trading Counterparty may be an affiliate of an Authorized Participant. As of the date of this report, in addition to the Prime Broker described above, the Trust on behalf of the Fund has entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with Jane Street and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in XRP on a principal to principal basis. Additional XRP Trading Counterparties may be added in the future, subject to the discretion of the Sponsor. Virtu is under common control and ownership with Virtu Americas LLC and Jane Street is under common control and ownership with Jane Street Capital, LLC. Both Virtu Americas LLC and Jane Street Capital, LLC serve as an Authorized Participant of the Fund as of the date of this report.

Cash Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of XRP attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in exchange for cash. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the XRP Custodian in connection with the issuance of Creation Units for such purchase order (including XRP Ledger fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the XRP Custodian according to the amounts invoiced by the XRP Custodian. Any XRP Ledger fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the estimated cash amount (the “Creation Unit Deposit Amount”) the Authorized Participant needs to deposit and the XRP amount (the “Creation XRP Amount”) the Fund needs to purchase from the XRP Trading Counterparty or through the Prime Broker. The final cash amounts will be determined after the net asset value of the Fund is struck and the Fund’s XRP transactions have settled. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of an XRP smaller than 0.00000001 are disregarded for purposes of the computation of the Creation XRP Amount.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the Creation Unit Deposit Amount that the Authorized Participant must deliver to the Cash Custodian or Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the XRP Custodian or any other party.

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the cash amount constituting the Creation Unit Deposit Amount and the quantity of XRP constituting the Creation XRP Amount as appropriate to reflect sales of XRP, any loss of XRP that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET. The Administrator will determine the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation XRP Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Benchmarks Index. The Creation Unit Deposit Amount and the Creation XRP Amount so determined will be made available to all Authorized Participants and XRP Trading Counterparties, and will be made available on the Sponsor’s website for the Shares.

On the date of the purchase order, the Fund will choose, in its sole discretion, to enter into a transaction with an XRP Trading Counterparty or the Prime Broker to buy XRP in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the XRP Trading Counterparty or Prime Broker, as applicable, delivers the required XRP pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of an XRP transaction by the settlement date of the purchase order, settlement may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the XRP price utilized in calculating NAV on trade date and the price at which the Fund acquires the XRP to the extent the price realized in buying the XRP is higher than the XRP price utilized in the NAV. To the extent the price realized in buying the XRP is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of XRP was entered into with an XRP Trading Counterparty or via the Prime Broker, such party will deliver XRP related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

Because the Fund’s Trading Balance may not be funded with cash on trade date for the purchase of XRP associated with the purchase order, the Fund may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on trade date. The extension of Trade Credits on trade date allows the Fund to purchase XRP through the Prime Broker on trade date, with such XRP being deposited in the Fund’s Trading Balance. For settlement of a creation, the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Fund uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Any trade financing fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

Upon the deposit by the XRP Trading Counterparty or the Prime Broker of the corresponding amount of XRP with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Virtu Americas LLC and Jane Street Capital, LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases XRP, the deposit of XRP will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the XRP Custodian pursuant to a regular end-of-day sweep process. Transfers of XRP into the Fund’s Trading Balance are off-chain transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the XRP Ledger. Any costs related to transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

The Sponsor intends to cause the Administrator to make available on each Business Day an indicative Creation Unit Deposit Amount for the next Business Day. Authorized Participants may use that indicative Creation Unit Deposit Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Sponsor. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Sponsor, the Authorized Participant will be required to deposit with the Administrator the Creation Unit Deposit Amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of XRP has been received in the Fund’s account. Disruption of services at the Prime Broker or XRP Custodian would have the potential to delay settlement of the XRP related to Share creations.

XRP transactions that occur on the blockchain are susceptible to delays due to XRP Ledger outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that XRP transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the XRP Ledger, such XRP will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

In-Kind Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of XRP attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in-kind in exchange for XRP (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Creation Procedures” described above). On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is properly received by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the XRP Custodian in connection with the issuance of Creation Units for such purchase order (including XRP Ledger fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the XRP Custodian according to the amounts invoiced by the XRP Custodian. Any XRP Ledger fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the amount of XRP the Authorized Participant and/or its designee needs to deposit. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of an XRP smaller than 0.00000001 are disregarded for purposes of the computation of the XRP deposit amount.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. Eastern time on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the amount of XRP that the Authorized Participant and/or its designee must deliver to the Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s and/or its designee’s unilateral offer to deposit XRP in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the XRP Custodian or any other party.

The amount of XRP necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the amount of XRP constituting the XRP deposit amount as appropriate to reflect sales of XRP, any loss of XRP that may occur, and accrued expenses. The Administrator determines the quantity of XRP associated with a creation unit for a given day by dividing the number of XRP held by the Fund as of the opening of business on that Business Day, adjusted for the amount of XRP constituting estimated accrued but unpaid fees and expenses of the Fund as of the opening of business on that Business Day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. The XRP deposit amount so determined will be made available to all Authorized Participants, and will be made available on the Sponsor’s website for the Shares.

For settlement of an in-kind creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for XRP received from the Authorized Participant and/or its designee.

Upon the deposit of the corresponding amount of XRP with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. March 31, 2026, Virtu Americas LLC and Jane Street Capital, LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the above, the deposit of XRP will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the XRP Custodian pursuant to a regular end-of-day sweep process. Transfers of XRP into the Fund’s Trading Balance may be “on-chain” or “off-chain” transactions, and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the XRP Ledger. Any costs related to transactions and transfers to the Fund’s Trading Balance, as well as from the Fund’s Trading Balance to the Fund’s Vault Balance, are borne by the Authorized Participant (and not the Fund or its Shareholders).

The agreement entered into with each Authorized Participant provides that once a purchase order has been accepted by the Sponsor, the Authorized Participant and/or its designee will be required to deposit the Creation Unit XRP deposit amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of XRP has been received in the Fund’s account. Disruption of services at the Prime Broker or XRP Custodian would have the potential to delay settlement of the XRP related to Share creations.

XRP transactions that occur on the blockchain are susceptible to delays due to XRP Ledger outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that XRP transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the XRP Ledger, such XRP will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

•
the purchase order is not in proper form;
•
it would not be in the best interest of the Shareholders of the Fund;
•
the acceptance of the purchase order would have adverse tax consequences to the Fund or its Shareholders;
•
the acceptance or receipt of the purchase order would, in the opinion of counsel to the Sponsor, be unlawful; or
•
circumstances outside the control of the Fund, the Sponsor, the Marketing Agent or the XRP Custodian or Cash Custodian make it, for all practical purposes, not feasible to process the order (including if the Sponsor determines that the investments available to the Fund at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the XRP Custodian or the Cash Custodian will be liable for the rejection of any purchase order. The Fund may reject any purchase order that is not in proper form.

Cash Redemption Procedures

For cash redemptions, the Fund redeems Creation Units in exchange for cash proceeds from selling the amount of XRP represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the XRP Custodian in connection with the redemption of Creation Units for such redemption order (including XRP Ledger fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the XRP Custodian according to the amounts invoiced by the XRP Custodian. Any XRP Ledger fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with an XRP Trading Counterparty or the Prime Broker, to sell XRP in exchange for cash. Also on the date of the redemption order, the Fund instructs the XRP Custodian to prepare to move the associated XRP from the Fund’s Vault Balance with the XRP Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, an XRP Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of XRP, XRP is delivered to the XRP Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of an XRP transaction by the settlement date of the redemption order, settlement may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the XRP price utilized in calculating the NAV on trade date and the price realized in selling the XRP to raise the cash needed for the cash redemption order to the extent the price realized in selling the XRP is lower than the XRP price utilized in the NAV. To the extent the price realized from selling the XRP is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of XRP from the Fund’s Trading Balance to the XRP Trading Counterparty’s account at the Prime Broker or to the Prime Broker is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

The Fund’s Trading Balance with the Prime Broker may not be funded with XRP on trade date for the sale of XRP in connection with the redemption order, when XRP remains in the Fund’s Vault Balance with the XRP Custodian at the point of intended execution of a sale of XRP. In those circumstances the Fund may borrow Trade Credits in the form of XRP from the Trade Credit Lender, which allows the Fund to sell XRP through the Prime Broker on trade date, and the cash proceeds are deposited in the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption where Trade Credits were utilized, the Fund delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Fund will use the XRP moved from the Fund’s Vault Balance with the XRP Custodian to the Trading Balance with the Prime Broker to repay the Trade Credits borrowed from the Trade Credit Lender. Any trade financing fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

Transfers of XRP from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the XRP Ledger.

XRP transactions that occur on the blockchain are susceptible to delays due to XRP Ledger outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that XRP transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed due to congestion or other issues with the XRP Ledger or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, XRP Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the XRP related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of XRP for cash by the Fund, the Sponsor (or its designee) will instruct the delivery of cash to the Authorized Participant. As noted above, the Authorized Participant is responsible for the dollar cost of the difference between the value of XRP calculated by the Administrator for the applicable NAV per Share of the Fund and the price at which the Fund sells XRP to raise the cash needed for the cash redemption order to the extent the price realized in selling the XRP is lower than the XRP price utilized in the NAV. To the extent the price realized from selling the XRP is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Fund’s Cash Custodian account to the Authorized Participant. The redemption distribution due from the Fund will generally be delivered on the next business day following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the cash to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of cash to the Cash Custodian in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

In-Kind Redemption Procedures

For in-kind redemptions, the Fund redeems Creation Units in exchange for XRP (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Redemption Procedures” described above) represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the XRP Custodian in connection with the redemption of Creation Units for such redemption order (including XRP Ledger fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the XRP Custodian according to the amounts invoiced by the XRP Custodian. Any XRP Ledger fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund instructs the XRP Custodian to prepare to move the associated XRP from the Fund’s Vault Balance with the XRP Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, and the Fund delivers XRP to the Authorized Participant and/or its designee.

Transfers of XRP from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the XRP Ledger.

XRP transactions that occur on the blockchain are susceptible to delays due to XRP Ledger outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that XRP transfers from the Fund’s Vault Balance to the Fund’s Trading Balance, or to the Authorized Participant and/or its designee are delayed due to congestion or other issues with the XRP Ledger or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, XRP Custodian, Cash Custodian or the Authorized Participant’s and/or its designee’s accounts/digital wallets would have the potential to delay settlement of the XRP related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, the Sponsor (or its designee) will instruct the delivery of XRP to the Authorized Participant and/or its designee.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Prime Broker to transfer the XRP amount from the Fund’s Trading Balance to the Authorized Participant and/or its designee. The redemption distribution due from the Fund will generally be delivered on the next Business Day (T+1) following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the XRP to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of XRP in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant.

Suspension of Creation or Redemption Orders

As described above, the Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on the NYSE is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of XRP is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, XRP Custodian, Cash Custodian, Administrator, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the XRP Ledger, hacking, cybersecurity breach, or power, Internet, or XRP Ledger outage, or similar event), (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders or (4) as otherwise provided in the Authorized Participant Agreement or in the Declaration of Trust. None of the Fund, the Sponsor or the Administrator will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

The Fund may reject any redemption order that is not in proper form.

If the Fund suspends creations or redemptions, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

SERVICE PROVIDERS OF THE TRUST

THE SPONSOR

The Sponsor of the Trust and the Fund is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company and was formed on July 21, 2021. Franklin Resources, Inc., a corporation registered under Delaware law, is the ultimate parent company of the Sponsor.

The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers, but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund. The Marketing Agent assists the Sponsor in marketing the Shares. The Marketing Agent is an affiliate of the Sponsor.

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/47318/SINGLCLASS/franklin-xrpz-etf/XRPZ. This website is only provided here as a convenience to you, and the information contained on or connected to the Fund’s website is not considered part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, Fund, or any future series of the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets of the Fund or the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

THE TRUSTEE

CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, serves as Trustee of the Trust. The Trustee’s principal offices are located at 251 Little Falls Drive, Wilmington, DE 19808. The structure of the Trust and the number and/or identity of the Trustee may be amended in the future via amendments to the Trust’s Certificate of Trust and the Declaration of Trust.

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, and (iii) taking such action under the Declaration of Trust as it may be directed in writing by the Sponsor from time to time; provided, however, that the Trustee shall not be required to take any such action if it shall have determined, or shall have been advised by counsel, that such performance is likely to involve the Trustee in personal liability or is contrary to the terms of the Declaration of Trust or of any document contemplated hereby to which the Trust or the Trustee is a party or is otherwise contrary to law; and (iv) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

Liability of the trustee and Indemnification

The Trustee is not liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for a Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of its officers, affiliates, directors, employees, and agents are indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

THE ADMINISTRATOR

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE TRANSFER AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

THE XRP CUSTODIAN

The XRP Custodian for the Fund’s XRP holdings is Coinbase Custody Trust Company, LLC, and the Trust, on behalf of the Fund, has entered the Custodian Agreement with the XRP Custodian. The Sponsor may, in its sole discretion, add or terminate XRP Custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Fund’s XRP holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such custodians.

The XRP Custodian will keep custody of all of the Fund’s XRP in segregated accounts in the cold (i.e. non-networked) Vault Balance other than the Fund’s XRP, which is temporarily maintained in the Trading Balance with the Prime Broker as described below in “The Prime Broker”. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the XRP Custodian’s or its affiliates’ assets, or the assets of the XRP Custodian’s other customers. The Fund has not established a policy designating any specific parameters regarding amount of XRP to be held in each cold storage wallet, and there is no limit on such amount. The Vault Balance is held at XRP Ledger addresses at which only the Fund’s assets are held. The percentage of the Fund’s XRP that is held in cold storage will vary as dictated by business needs and there is no set percentage. The XRP Custodian will keep all of the private keys associated with the Fund’s XRP in cold storage (i.e., on a non-networked computer or electronic or storage device).

Cold storage is a safeguarding method by which the private key(s) corresponding to XRP is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys may involve keeping such keys on an air-gapped computer or electronic device or storing the public key and private keys on a storage device. The XRP Custodian may receive deposits of XRP but may not send XRP without use of the corresponding private keys. Such private keys are stored in air-gapped storage facilities globally, exact locations of which are not disclosed for security reasons. A limited number of employees at the XRP Custodian are involved in private key management operations, and the XRP Custodian has represented that no single individual has access to full private keys.

The Trust retains audit rights with respect to the verification of the Fund’s XRP. Specifically, all copies of records of Coinbase Custody are at all times during its regular business hours open for inspection and use by duly authorized officers, employees or agents of the Trust. In addition, the XRP Custodian will provide once per calendar year the Trust with a copy of its Service Organizational Control (SOC) 1 and 2 reports prepared in accordance with the requirements of AT section 801, Reporting on Controls at a Service Organization or other information necessary to verify that satisfactory internal control systems and procedures are in place. Such reports will include verification of the Fund’s XRP. The XRP Custodian’s internal audit team performs periodic internal audits over custody operations, and the XRP Custodian has represented that SOC attestations covering private key management controls are also performed on the XRP Custodian by an external provider.

Coinbase Global currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The XRP Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the digital assets custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s XRP custodied by the XRP Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding XRP with the XRP Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss.

In the event of a fork, the Coinbase Entities may temporarily suspend Prime Broker Services (with or without notice to the Fund). The Coinbase Entities may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely. The Coinbase Entities are required to use commercially reasonable efforts to timely select at least one of the forked protocol branches to support and will identify such selection in a notice reasonably in advance of such fork (to the extent practicable) to provide a Fund the opportunity to arrange for the transfer of the relevant digital assets, which the Coinbase Entities shall use commercially reasonable efforts to accomplish in advance of such fork. Neither the XRP Custodian nor the Prime Broker shall have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the XRP Ledger in the event of a fork. Neither the XRP Custodian nor the Prime Broker support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with XRP. The Fund holds only XRP and cash and may not hold any non-XRP crypto asset. The Trust has issued a standing instruction regarding airdrops and forks to the XRP Custodian consistent with the foregoing policy.

Under the Custodian Agreement, the XRP Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the XRP Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall XRP Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, Coinbase’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the XRP Custodian’s fraud or willful misconduct. The XRP Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service, which result directly or indirectly from a cause or condition beyond the reasonable control of the XRP Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud or willful misconduct, the XRP Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Fund’s computer or other equipment, or any phishing, spoofing or other attack.

The XRP Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. These termination provisions are described in more detail in “The Prime Broker” below. If the XRP Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund will be permitted to withdraw XRP associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The XRP Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

THE PRIME BROKER

Pursuant to the Prime Broker Agreement, a portion of the Fund’s XRP holdings and cash holdings from time to time may be temporarily held with the Prime Broker, an affiliate of the XRP Custodian, in the Trading Balance, for certain limited purposes, in connection with creations and redemptions of Creation Units and the sale of XRP to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor. The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Fund, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such prime brokers.

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular XRP (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s XRP (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the XRP associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot walletsˮ (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell XRP on behalf of its clients. There are no policies that would limit the amount of XRP that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, XRP is only moved into the Trading Balance in connection with and to the extent of purchases and sales of XRP by the Fund and such XRP is swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s XRP is held in the Fund’s Trading Balance.

 Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets are kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of XRP that the Prime Broker holds for customers holding similar entitlements as the Fund which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the XRP in the Fund’s Trading Balance in cold storage or to hold any such XRP in segregation, and neither the Fund nor the Sponsor can control the method by which the Prime Broker holds the XRP credited to the Fund’s Trading Balance.

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws; and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a passthrough basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for passthrough deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to Coinbase Entities or to any digital asset held by the Prime Broker on Fund’s behalf.

To the extent the Fund sells XRP through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2026, include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four non-bank market makers (“NBMMs”).

THE CASH CUSTODIAN

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any all losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

THE MARKETING AGENT

Franklin Distributors, LLC is the Marketing Agent of the Fund. The Marketing Agent is an affiliate of the Sponsor and has its principal address at One Franklin Parkway, San Mateo, CA 94403-1906.

The Marketing Agent and its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent is responsible for marketing the Fund and the Shares on a continuous basis. Among other things, the Marketing Agent will assist the Sponsor in: (1) developing a marketing plan for the Fund on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content on the Fund’s website; (3) executing the marketing plan for the Fund; (4) conducting public relations activities related to the marketing of Shares; and (5) incorporating XRP into its strategic and tactical exchange-traded fund research.

AUTHORIZED PARTICIPANTS

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of XRP and/or cash in connection with such creations or redemptions. As of March 31, 2026, Virtu Americas LLC and Jane Street Capital, LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

TAXATION OF THE TRUST

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

Item 1A.
Risk Factors
Summary Risk Factors

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of XRP as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the XRP Ledger.

•
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of XRP.

•
Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for XRP or cause a wider loss of confidence in the XRP Ledger, either of which could have an adverse impact on the value of XRP.

•
Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

•
A temporary or permanent “fork” could adversely affect the value of the Shares.

•
Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche, Cardano, and numerous others could have a negative impact on the demand for, and price of, XRP and thereby adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
The value of the Shares relates directly to the value of XRP, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

•
The Fund’s fee structure, liquidity, or trading volume and spreads relative to other competitor XRP products could have a detrimental effect on the scale and sustainability of the Fund.

•
The CME CF XRP Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “Index” or the “CF Benchmarks Index”) has a relatively limited performance history, and could experience calculation or other errors, in which case the Index price could fail to track the global XRP price, and a failure of the Index price could adversely affect the value of the Shares.

•
The Index price used to calculate the value of the Fund’s XRP may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Fund and the Shares

•
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

•
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants and/or their designees or XRP Trading Counterparties.

•
Security threats to the Fund’s account at the XRP Custodian could disrupt or halt Fund operations and result in the loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

•
XRP transactions are irrevocable and stolen or incorrectly transferred XRP may be irretrievable. As a result, any incorrectly executed XRP transactions could adversely affect the value of the Shares.

•
If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or XRP Trading Counterparty agreement (as defined in the prospectus) is terminated or the XRP Custodian, Prime Broker, an Authorized Participant or an XRP Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or XRP trading counterparty, which could pose a challenge to the safekeeping of the Fund’s XRP, and the Fund’s ability to create and redeem Shares and continue to operate may be adversely affected.

•
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

Risk Factors Related to the Regulation of the Fund and the Shares

•
Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of XRP or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of XRP, validation activity, digital wallets, the provision of services related to trading and custodying XRP, the operation of the XRP Ledger, or the digital asset markets generally.

•
If regulators subject the Fund, or the Sponsor, to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

•
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.

•
The treatment of digital currency for U.S. federal, state and local income tax purposes is uncertain.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including XRP, over the course of 2021, and multiple market observers assert that digital assets were experiencing a “bubble.” During the 2021-2022 cycle, the price of XRP reached a peak of approximately $1.96 in April 2021 and bottomed out at around $0.32 in June 2022, marking a significant drawdown of over 83%. These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for XRP. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout XRP’s history. For example, according to some sources, ether lost approximately 12.2% of its value, bitcoin lost approximately 14% of its value, and XRP lost approximately 41% of its value in mid-October 2025 as part of wider digital asset market turmoil, precipitated by to global trade tensions and structural leverage, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, XRP) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. During the period covered by this report, digital asset prices continued to fluctuate. Over the past year ending March 31, 2026, XRP's highest price was $3.65 on July 18, 2025 and its lowest price was $1.21 on February 5, 2026. (Source: CoinMarketCap.com).

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may experience a bubble or significant correction in the future. Digital assets including XRP remain susceptible to cyber security events, fraud, manipulation or similar disruptions. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the ‟2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. In April 2025, the DOJ issued a policy memo ending "regulation by prosecution" for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ's new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including XRP, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Fund, its service providers or to the digital asset industry as a whole.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of XRP and the Fund’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve is directed to be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring digital assets, to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to XRP or other digital assets may negatively and significantly impact the price of XRP and the Fund’s Shares.

The ultimate impact of these recent regulatory developments on the Fund’s business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Fund, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of XRP and other digital assets, including a depreciation in value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of XRP. Additionally, advancements in capabilities of quantum computing and similar technologies may pose challenges to the security of digital asset networks, including the XRP ledger. There can be no assurance that these risks will be sufficiently mitigated with protective measures. Vulnerabilities in cryptography supporting digital asset transactions, including with respect to XRP, could adversely impact confidence across digital markets generally, and cause volatility or substantial declines in the price of XRP and the Shares.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of XRP as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, compromise or destruction of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the XRP Ledger.

XRP was introduced in 2012 and many digital assets were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks, including networks utilizing the XRP Ledger, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because XRP is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•
Digital assets, including XRP, are controllable only by the possessor of both the unique public key and private key or keys relating to the XRP Ledger address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the XRP Ledger, would affect the ability to transfer digital assets, including XRP, and, consequently, their value.

•
Although unlikely, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the XRP Ledger, could theoretically result in a “fork” in such network’s blockchain, including the XRP Ledger, resulting in the operation of multiple separate networks.

•
Governance of the XRP Ledger is by voluntary consensus. As a result, there may be a lack of consensus or clarity on the governance of the XRP Ledger, which may stymie the XRP Ledger’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the XRP Ledger, especially long-term problems.

Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to run validators. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.

•
Many digital asset networks, including the XRP Ledger, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the XRP Ledger and the value of XRP.

•
Certain privacy-preserving features have been or are expected to be introduced to the XRP Ledger, and these features may provide law enforcement agencies with less visibility into transaction histories. For example, some prominent contributors to other blockchain networks have proposed the concept of “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the XRP Ledger. If any such features are introduced to the XRP Ledger, any platforms or businesses that facilitate transactions in XRP may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

•
In the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted some XRP Ledger functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned for involving Geth clients, see “—A temporary or permanent “fork” or “clone” of the XRP Ledger could adversely affect the value of the Shares.” The cryptography underlying the XRP Ledger could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the XRP Ledger or take the Fund’s XRP, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the XRP Ledger may be negatively affected. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of XRP and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today's leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world's information technology infrastructure, including the cryptographic algorithms used for digital assets like XRP. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the XRP Ledger becoming ineffective, which, if realized, could compromise the security of the XRP Ledger, or allow a malicious actor to compromise the wallets holding XRP owned by the Fund or others on the XRP Ledger, which would result in losses to Shareholders. While various actors in the XRP community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the XRP Ledger community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “-A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Such losses of functionality could lead to the XRP Ledger losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for XRP. Even if another digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including XRP, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of XRP.

The first digital asset to gain global adoption and critical mass, bitcoin, was launched in 2009. The XRP Ledger was launched in 2012. Along with bitcoin, XRP was one of the first cryptographic digital assets to gain global adoption. In general, digital asset networks, including the XRP Ledger and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
XRP is only selectively accepted as a means of payment by retail and commercial outlets, and use of XRP by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for XRP transactions; process wire transfers to or from digital asset platforms, XRP-related companies or service providers; or maintain accounts for persons or entities transacting in XRP. As a result, the prices of XRP may be influenced to a significant extent by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept XRP in the future.

•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as XRP, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Fund from being able to complete creations and redemptions of Creation Units, the timely liquidation of XRP and withdrawal of assets from the XRP Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Fund’s operations.

•
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the XRP Ledger, and platforms or businesses that facilitate transactions in XRP may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

•
Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the XRP Ledger.

The Fund is not actively managed and does not pursue any formal strategy relating to the development of the XRP Ledger and will not attempt to avoid or mitigate losses caused by declines in the price of XRP.

The XRP Ledger’s governance structure may negatively affect its ability to grow and respond to challenges.

The XRP Ledger does not have a central authority that unilaterally determines or enforces network-wide decisions. Instead, protocol upgrades and parameter changes are implemented through on-chain proposals. A lack of agreement among XRP holders may affect the XRP Ledger’s adaptability, technical progression or ability to address infrastructure challenges.

Development of the XRP Ledger’s core protocol has been led by Ripple Labs and supported by external contributors through an open-source model. While contributors may propose upgrades or submit governance proposals, adoption of any change depends on community alignment. XRP token holders cannot be compelled to adopt proposed upgrades or maintain compatibility with a given version of the protocol.

This decentralized governance model may complicate efforts to coordinate long-term development or to implement timely responses to emerging risks. If consensus cannot be reached among stakeholders, or if critical protocol upgrades fail to pass or be implemented, the XRP Ledger could experience stagnation or fragmentation. A loss of developer momentum, reduced participation or divergence among validators could impair the usability and competitiveness of the XRP Ledger. In severe cases, unresolved governance disputes could result in a network fork, or a dilution of user and developer engagement.

Potential amendments to the XRP Ledger’s protocols and software could, if accepted and authorized by the XRP Ledger community, adversely affect the value of an investment in the Fund.

Development and maintenance of the source code for the XRP Ledger is largely driven by a community of developers and contributors. Ripple Labs Inc. (“Ripple Labs”) is influential, for example, as it employs a team of engineers and developers who contribute significantly to the core codebase of the XRP Ledger. The XRP Ledger Foundation is also influential as it relates to the development and governance of the XRP Ledger. The XRP Ledger Foundation is an independent organization established to support the development and adoption of the XRP Ledger. While Ripple Labs remains a key contributor, the XRP Ledger Foundation aims to ensure that the ledger remains open and decentralized, promoting transparency and inclusivity in its governance and development. Being an open-source project, the XRP Ledger also has contributions from independent developers and other entities interested in its success. These community contributors can propose changes, submit pull requests, and report issues on the XRP Ledger’s GitHub repository.

Any of these parties can propose amendments to the XRP Ledger’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the XRP Ledger and the properties of XRP. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new XRP or changes to the XRP supply, which could undermine the appeal and market value of XRP. Alternatively, software upgrades and other changes to the protocols of the XRP Ledger could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the XRP Ledger or XRP. As a result, the XRP Ledger could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The largest XRP wallets are believed to hold, in aggregate, a significant portion of the XRP in circulation. As of December 31, 2025, the largest 100 XRP wallets held approximately 83% of the XRP in circulation. Ripple Labs holds a large portion of the XRP supply. Of the 100 billion XRP generated by the XRP Ledger’s code, the founders of Ripple Labs initially retained 20 billion XRP and the rest, nearly 80 billion XRP, was initially provided to Ripple Labs. The founders each continue to hold a large portion of the XRP supply. This has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs and early stakeholders still retain control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. It is believed, although there is no official confirmation, that Ripple Labs’ early founders, including Chris Larsen and Jed McCaleb, continue to possess large quantities of XRP. This level of ownership may allow them to exert considerable influence over the governance of the system. Furthermore, if wallets believed to belong to these individuals or other initial XRP holders are seen selling tokens, it could adversely affect XRP’s market price. The concentration of XRP in the hands of Ripple Labs and early stakeholders has sometimes led to perceptions of centralization, which could affect the market’s confidence in XRP as a decentralized asset.

The open-source structure of the XRP Ledger protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the XRP Ledger protocol. A failure to properly monitor and upgrade the XRP Ledger protocol could damage the XRP Ledger and negatively affect the value of an investment in the Fund.

The XRP Ledger operates based on an open-source protocol, which is primarily maintained by core developers and contributors through resources such as GitHub. Since the XRP Ledger’s protocol is neither sold nor subject to licensing fees, the core developers are generally not compensated directly for their work on the protocol. This creates limited financial incentives for ongoing development and maintenance. At present, a small group of core developers is responsible for maintaining the XRP Ledger’s source code, though a broader group contributes to its overall development. However, this small core developer group may present challenges if unforeseen issues arise or if a bad actor attempts to influence one of the core developers negatively. There have been concerns that such limited oversight could leave the XRP Ledger vulnerable to potential disruptions or insufficient updates to the code. Additionally, some developers may be funded by organizations whose interests conflict with other participants in the ecosystem, which could lead to further challenges in governance or development. If significant technical issues emerge, and the core developers or open-source contributors are unable to address them promptly, it could negatively impact the XRP Ledger and related investments, such as the Fund.

If a malicious actor or botnet obtains control of more than 80% of the validating nodes on the XRP Ledger, or otherwise obtains control over the XRP Ledger through its influence over trusted validators or otherwise, such actor or botnet could delay or manipulate the XRP Ledger, which could adversely affect the value of the Shares or the ability of the Fund to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the XRP Ledger contains certain vulnerabilities. The XRP Ledger relies on a decentralized network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. Each validator node maintains a Unique Node List (“UNL”), which is a list of other validators it trusts. For a malicious actor to take over, they would need to control a significant portion of the validators on the majority of these UNLs. To successfully alter the ledger, the malicious actor would likely need to control more than 80% of the validator nodes or the voting power on the most widely used UNLs.

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network (i.e., those on the commonly used UNLs). This could involve hacking, bribery, deception or coercion.

Compared to other digital asset networks such as the Bitcoin network and Ethereum network, the XRP Ledger relies on a relatively small number of validators, and each validator maintains a UNL that is an even smaller subset of the validators. While this helps maintain a fast and efficient network, it could expose the XRP Ledger to additional vulnerabilities. For example, a malicious actor could attempt a “Sybil” attack whereby it would attempt to gain the trust of existing validators using a large number of fake identities. Such an attack would be difficult to execute because human intervention would be required for the malicious validators to become trusted, but the risk is made greater by the small number validators included on each validator’s UNL.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

The XRP Ledger has also been subject to supply chain attacks, in which hackers target third-party components, services or software that a digital asset network relies on instead of attacking the network itself. For example, in April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the XRP Ledger's reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the XRP Ledger, disrupt applications that interface with the XRP Ledger, impair network reliability, or otherwise negatively impact the value of the Shares or the Fund’s ability to operate.

If validators exit the XRP Ledger, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the XRP Ledger network could make the XRP Ledger more vulnerable to a malicious actor obtaining control of a large percentage of XRP, which might enable them to manipulate the XRP Ledger by censoring or manipulating specific transactions, as discussed previously. If the XRP Ledger suffers such an attack, the price of XRP could be negatively affected, and a loss of confidence in the XRP Ledger could result. Any reduction in confidence in the transaction confirmation process or staking power of the XRP Ledger may adversely affect an investment in the Fund.

 A temporary or permanent “fork” or “clone” of the XRP Ledger could adversely affect the value of the Shares.

A fork in the XRP Ledger could adversely affect the value of the Shares or the ability of the Fund to operate. A fork could also adversely affect the price of XRP at the time of announcement or adoption or subsequently. The announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the XRP Ledger could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the XRP Ledger’s users, validators, or the XRP Ledger as a whole, or otherwise adversely affect, the speed, security, usability, or value of the XRP Ledger or XRP. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Declaration of Trust, determine which network is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

Any future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the XRP Ledger’s nodes, users, validators, or the XRP Ledger as a whole, or otherwise adversely affect, the speed, security, usability, or value of the XRP Ledger or XRP. Alternatively, such hard forks could be contentious, leading to a split and fracture in the XRP community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the work, Ethereum Classic, as a result of the Ethereum community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ethereum held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a “hard fork” that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic,” which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum network trading platforms through at least October 2016. An Ethereum network trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of XRP client software that nodes run and use to access the XRP Ledger. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within any major XRP client, or were to happen to the XRP Ledger as a whole (instead of being limited to a single XRP client), such a fork could lead to nodes, users and validators losing confidence in the XRP Ledger and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of XRP at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Fund, the Sponsor, the XRP Custodian, Authorized Participants, or other entities.

The Fund will not hold any crypto asset other than XRP. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the XRP Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any non-XRP crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not XRP, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-XRP crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by NYSE, the listing exchange, seeking approval to amend its listing rules. The Fund will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of forks or airdrops, and such assets will not be taken into account for purposes of determining NAV. For the avoidance of doubt, the only crypto asset to be held by the Fund will be XRP; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their Shares in the Fund, from any airdrop, fork or similar event. Additionally, as noted above the Fund may only hold XRP and cash.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in XRP directly rather than purchasing Shares. In the event of a hard fork of the XRP Ledger, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the XRP Ledger, the Sponsor will, if permitted by the terms of the Declaration of Trust, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the XRP Ledger, the Sponsor will, as permitted by the terms of the Declaration of Trust, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the XRP Ledger, is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Fund’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the XRP Ledger, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the XRP Ledger, other service providers, the Index Administrator, cryptocurrency platforms, or other market participants on what is generally accepted as XRP and should therefore be considered “XRP” for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative for XRP or the XRP Ledger may not be favorably received by the digital asset community, which could negatively impact the value of XRP and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on XRP. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the price of XRP and the value of the Shares.

Validators may cease participating in validating activities because they are provided no direct financial incentive to participate or because certain jurisdictions may limit or otherwise regulated validating activities, which could negatively impact the value of XRP and the value of the Shares.

Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to do so. Additionally, entities or individuals running validators in certain jurisdictions may be limited or prohibited from continuing these activities as a result of regulation or governmental decree.

Validators ceasing operations or participation in the consensus mechanism would make the XRP Ledger more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process and security of the XRP Ledger may adversely affect the Fund’s investments in XRP. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of XRP which has been in the past, and may continue to be, highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the XRP held by the Fund and fluctuations in the price of XRP could adversely affect the value of the Shares. The market price of XRP may be highly volatile, and fluctuate in value due to a number of factors, including:

•
an increase in the global XRP supply or a decrease in global XRP demand;

•
general market sentiment towards or unfavorable conditions or developments within, the digital asset markets and/or blockchain technology industry;

•
trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

•
the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands;

•
manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

•
the needs of decentralized applications, smart contracts, their users, and users of the XRP Ledger generally for XRP to pay gas fees to execute transactions;

•
forks in the XRP Ledger;

•
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or XRP, and digital asset exchange rates;

•
consumer preferences and perceptions of XRP specifically and digital assets generally;

•
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

•
fiat currency withdrawal and deposit policies on digital asset platforms;

•
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

•
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

•
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

•
investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;

•
a “short squeeze” resulting from speculation on the price of XRP, if aggregate short exposure exceeds the number of Shares available for purchase;

•
an active derivatives market for XRP or for digital assets generally;

•
monetary policies of governments, legislation or regulation, trade restrictions, tariffs, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of XRP as a form of payment or the purchase of XRP on the digital asset markets;

•
global or regional political, economic or financial conditions, events and situations, or major public issues such as the novel coronavirus (“COVID-19”) outbreak;

•
fees associated with processing an XRP transaction and the speed at which XRP transactions are settled on the XRP Ledger;

•
the maintenance, troubleshooting, and development of the XRP Ledger including by validators and developers worldwide;

•
ongoing technological viability and security of the XRP Ledger and XRP transactions, including vulnerabilities against hacks and scalability;

•
governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the XRP Ledger, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

•
financial strength of market participants;

•
the availability and cost of funding and capital;

•
the liquidity and credit risk of digital asset platforms;

•
interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the XRP Ledger;

•
decreased confidence in digital assets and digital assets platforms;

•
poor risk management or fraud by entities in the digital assets ecosystem;

•
increased competition from other forms of digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees, or any other favorable attributes than the XRP Ledger; and

•
the Fund’s own acquisitions or dispositions of XRP, since there is no limit on the number of XRP that the Fund may acquire.

Although returns from investing in XRP have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that XRP will maintain its value in the long, intermediate, short or any other term. In the event that the price of XRP declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of XRP as represented by the Index or other pricing source used by the Fund may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of XRP has resulted, and may continue to result, in speculation regarding future appreciation in the value of XRP, inflating and making the Index more volatile. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Fund and could adversely affect the value of the Shares.

Because the Fund holds only XRP and cash, an investment in the Fund may be more volatile than an investment in a more broadly diversified portfolio.

The Fund holds only XRP and cash. As a result, the Fund’s holdings are not diversified. Accordingly, the Fund’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of XRP are expected to have a direct impact on the value of the Shares.

An investment in the Fund may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Fund. Investors should review closely the objective and costs of the Fund, as discussed herein, and familiarize themselves with the risks associated with an investment in the Fund.

XRP is a relatively new technological innovation with limited operating history

XRP has a relatively limited history of existence and operations. XRP was conceived only in 2011 and first sold in 2012. There is a limited established performance record for the price of XRP and, in turn, a limited basis for evaluating an investment in XRP. Although past performance is not necessarily indicative of future results, if XRP had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Fund.

Mathematical or technological advances could undermine the XRP Ledger’s consensus mechanism.

The XRP Ledger relies on cryptographic algorithms for various operations, including address generation, transaction verification and smart contract execution. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the XRP Ledger. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of XRP and other digital assets. However, recent announcements by computer technology companies have suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. If quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like XRP. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the XRP Ledger becoming ineffective, which, if realized, could compromise the security of the XRP Ledger, or allow a malicious actor to compromise the wallets holding XRP owned by the Trust or others on the XRP Ledger, which would result in losses to Shareholders. While various actors in the XRP community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the XRP Ledger community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the XRP Ledger may be negatively affected. Such losses of functionality could lead to the XRP Ledger losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for XRP. Even if another digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

A decline in the adoption of XRP or the XRP Ledger could negatively impact the Fund.

The Sponsor will not have any strategy relating to the development of XRP and the XRP Ledger. However, a lack of expansion in usage of XRP and the XRP Ledger could adversely affect an investment in Shares.

The further development and acceptance of the XRP Ledger, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the XRP Ledger faces significant obstacles to increasing the usage of XRP without resulting in higher fees or slower transactions settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the XRP Ledger and associated smart contracts may adversely affect the price of XRP and therefore an investment in the Shares. The further adoption of XRP will require growth of the XRP Ledger. Adoption of XRP will also require an accommodating regulatory environment.

The use of digital assets such as XRP to, among other things, buy and sell goods and services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. The XRP Ledger is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

Today, there is limited use of XRP in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting XRP and the XRP Ledger as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make XRP less attractive to merchants and commercial parties as a means of payment. A lack of expansion by XRP into retail and commercial markets or a contraction of such use may result in a reduction in the price of XRP, which could adversely affect an investment in the Fund.

In addition, there is no assurance that XRP will maintain its value over the long term. The price of XRP is subject to risks related to its usage. Even if growth in XRP Ledger adoption occurs in the near or medium term, there is no assurance that XRP usage will continue to grow over the long term. A contraction in use of XRP may result in increased volatility or a reduction in the price of XRP, which would adversely impact the value of the Shares.

The fixed supply of XRP may negatively impact the operation of the XRP Ledger.

Unlike other digital assets such as bitcoin or ether, XRP is not and was not mined gradually over time. Instead, all 100 billion XRP tokens were created at the time of the XRP Ledger’s launch in 2012. This means that every XRP token that exists today, or will ever exist, was generated from the outset of the XRP Ledger. As a result, there is no ability for the supply of XRP to be adjusted in response to economic conditions. For instance, there is no ability for the supply of XRP to be increased to meet rising demand, which could lead to price volatility. In addition, unlike blockchains that utilize “proof-of-work” or “proof-of-stake” where miners or stakers are rewarded with newly minted coins or tokens, XRP validators are not incentivized by block rewards since there is no new issuance of XRP.

Additionally, the fixed supply of XRP, combined with the burning of XRP (permanently destroyed) as transaction fees, could create deflationary pressure over time. A small amount of XRP is burned with every transaction to prevent spam on the network. While the amount of XRP burned per transaction is minuscule, over time, the total supply of XRP will slowly decrease. This could lead to a deflationary environment where the decreasing supply drives up the price of XRP, making it less practical as a medium of exchange. Additionally, as the total supply of XRP slowly shrinks due to burning, liquidity could become an issue in the distant future, potentially making it harder for businesses and users to access sufficient XRP for their transactions or for the Fund to operate.

The fixed supply of XRP could also contribute to price volatility, especially if demand fluctuates significantly. Since the supply of XRP is fixed, any significant surge in demand can result in large price spikes. For example, during periods of high market activity or speculation, the price of XRP could rapidly increase due to the inability to expand supply to match demand. This volatility could make XRP less predictable for businesses that rely on it for payments. Digital assets with a flexible supply, such as stablecoins, can adjust to maintain a stable value. XRP, however, could experience price swings that make it less attractive for everyday transactions or long-term financial planning.

The fixed supply of XRP may also not scale well with rapidly expanding use cases. As more businesses, financial institutions, and payment providers adopt XRP for cross-border transactions and other use cases, there is a risk that the fixed supply may not meet the growing demand, leading to supply shortages and further price volatility. In the case of massive adoption, the scarcity of XRP could raise its value too much, making it less appealing for day-to-day transactions or use as a liquidity bridge in cross-border payments, as businesses might prefer a more stable and widely available currency.

The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.

The largest XRP wallets are believed to hold, in aggregate, a significant portion of the XRP in circulation. As of December 31, 2025, the largest 100 XRP wallets held approximately 83% of the XRP in circulation. Ripple Labs holds a large portion of the XRP supply. Of the 100 billion XRP generated by the XRP Ledger’s code, the founders of Ripple Labs initially retained 20 billion XRP and the rest, nearly 80 billion XRP, was initially provided to Ripple Labs. The founders each continue to hold a large portion of the XRP supply. This has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs and early stakeholders still retain control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. It is believed, although there is no official confirmation, that Ripple Labs’ early founders, including Chris Larsen and Jed McCaleb, continue to possess large quantities of XRP. This level of ownership may allow them to exert considerable influence over the governance of the system. Furthermore, if wallets believed to belong to these individuals or other initial XRP holders are seen selling tokens, it could adversely affect XRP’s market price.

The concentration of XRP in the hands of Ripple Labs and early stakeholders has sometimes led to perceptions of centralization, which could affect the market’s confidence in XRP as a decentralized asset.

Due to the relative unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider XRP market, the value of XRP and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset platforms are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of XRP trading.

Risk of manipulative activity—wash trading. Many digital asset platforms are unlicensed, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins. Although these reports concerned bitcoin, it is possible that similar concerns are present for XRP markets.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and XRP are different assets, there can be no assurance that XRP prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

Risk of manipulative activity—front running and other fraudulent activities. “Front running” is said to occur when a user spots a transaction and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction. Front running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset trading platforms and digital assets more generally. The XRP market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many XRP trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of XRP on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc., or other events which could affect the price of the digital assets) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors —Risk Factors Related to Digital Assets —Prices of XRP may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoins had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. More recently, in February 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit's transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

Reputational harm and related industry contagion effects may exacerbate negative events in the digital asset markets or digital platforms. Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the XRP Ledger and result in greater volatility or decreases in the prices of XRP. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares and may cause the Fund to lose substantial value.

Coinbase serves as the Custodian and prime execution agent for several competing exchange-traded digital assets products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto-asset company in the world by market capitalization and is also the largest crypto-asset custodian in the world by assets under custody. By virtue of the leading market position and crypto asset custodian capabilities of Coinbase Global, and the relatively limited number of institutionally-capable providers of crypto-asset brokerage and custody services, Coinbase serves as the Custodian and prime execution agent for several competing exchange-traded digital assets products. Therefore, Coinbase has a critical role in supporting the U.S. spot digital assets exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Index has a relatively limited performance history, the Index price could fail to track the global XRP price, and a failure of the Index price could adversely affect the value of the Shares, and the Index’s methodology may be subject to change.

The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select platforms from which XRP trading data is sourced for inclusion in the Index. The Index Provider does not have any obligation to take the needs of the Fund, the Fund’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Index will appropriately track the price of XRP in the future. The Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Index Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Index Provider is not required to publicize or explain the changes to the Index, nor to alert the Fund to such changes. Shareholders in the Fund may not be aware of what inputs the Index Provider uses to calculate the Index, when the Index Provider changes the inputs, or when the Index Provider changes the methodology to calculate the Index, even when material to the calculation of the Index. The Index could be calculated now or in the future in a way that adversely affects an investment in the Fund. The methodology for determining the Index established by the Index Provider is relatively new. Should any material change be made to the Index Rules that results in a material change to the composition of the Index and results in a material change to the composition of the Fund, the Fund will notify Shareholders of such material change in a prospectus supplement, in its periodic Exchange Act reports and/or on the Fund’s website. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an index of top digital assets. The failure of one or more of the assumptions built into the Index Rules could have an adverse effect on the Fund and on the value of an investment in the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s XRP Reference Rate (“XRPUSD_RR”) which was first introduced on November 16, 2017. The New York Variant of the XRP Reference Rate (“XRPUSD_NY”) was then introduced on September 16, 2024. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since August 30, 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion.

Although the Index is intended to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of XRP on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite CF Benchmarks Index for the price of XRP based on, in the case of the CF Benchmarks Index, the volume-weighted price of XRP on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of an XRP as represented by the Index. It is possible that the price of XRP on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of XRP. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

If the Index is not available, the Fund’s holdings may be fair valued by the Sponsor. To the extent the valuation determined by the Sponsor differs materially from the actual market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the global market price of XRP. To the extent such prices differ materially from the market price for XRP, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

Additionally, under certain circumstances the Sponsor may utilize the Secondary Index (defined below) as a secondary pricing source. The Secondary Index incepted on January 2, 2018 and has a relatively limited performance history. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of XRP.

The Index price used to calculate the value of the Fund’s XRP may be volatile, adversely affecting the value of the Shares.

The price of XRP on public digital asset platforms has a limited history, and during this history, XRP prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of XRP generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the CF Benchmarks Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of XRP as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of XRP and, therefore, could have an adverse effect on the value of the Shares.

The Index Administrator could experience system failures or errors.

If the computers or other facilities of the Index Administrator, data providers and/or relevant constituent XRP platforms malfunction for any reason, calculation and dissemination of the CF Benchmarks Index may be delayed. Errors in the CF Benchmarks Index data, the CF Benchmarks Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Fund and the Shareholders. Any of the foregoing may lead to the errors in the CF Benchmarks Index, which may lead to a different investment outcome for the Fund and the Shareholders than would have been the case had such events not occurred.

The CF Benchmarks Index is used to determine the net asset value of the Fund and the NAV. Consequently, losses or costs associated with the CF Benchmarks Index’s errors or other risks described above will generally be borne by the Fund and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index the Fund’s holdings may be fair valued by the Sponsor. To the extent the valuation determined by the Sponsor differs materially from the actual market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the price of XRP, which could adversely affect an investment in the Fund and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of XRP.

The Index price being used to determine the net asset value of the Fund may not be consistent with GAAP. To the extent that the Fund’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Fund’s periodic financial statements may differ, in some cases significantly, from the Fund’s net asset value determined using the Index pricing.

The Fund will determine the net asset value of the Fund on each Business Day based on the value of XRP as reflected by the Index. The methodology used to calculate the Index price to value XRP in determining the net asset value of the Fund may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Index is deemed inconsistent with GAAP, the Fund will utilize an alternative GAAP-consistent pricing source for purposes of the Fund’s periodic financial statements. Creation and redemption of Creation Units, the Sponsor’s Fee and other expenses borne by the Fund will be determined using the Fund’s net asset value determined daily based on the Index. Such net asset value of the Fund determined using the Index Price may differ, in some cases significantly, from the net asset value reported in the Fund’s periodic financial statements.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of XRP and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, XRP and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, XRP. As a result of any of the foregoing factors, the price of XRP could decrease, which could adversely affect an investment in the Fund.

The price of XRP may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the XRP market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of XRP. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the XRP market. Like CBDCs, stablecoins could compete with, or replace, XRP and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for XRP. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the XRP market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for XRP. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the XRP Ledger, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the XRP market, and adversely affect the price of XRP. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in XRP could have a negative impact on the price of XRP and adversely affect the value of the Shares.

As of March 31, 2026, XRP is the fifth (5th) largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2.59 triillion (including the approximately $84.96 billion market cap of XRP), as calculated using market prices and total available circulating supply of each digital asset, excluding stablecoins and tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the XRP Ledger. XRP is supported by fewer regulated trading platforms than more established digital assets, such as Bitcoin and ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Cardano and numerous others could have a negative impact on the demand for, and price of, XRP and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the XRP Ledger, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network.

Investors may invest in XRP through means other than the Shares, including through direct investments in XRP and other potential financial vehicles, possibly including securities backed by or linked to XRP and digital asset financial vehicles similar to the Fund or XRP-futures based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in XRP directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of XRP are formed and represent a significant proportion of the demand for XRP, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding XRP, could negatively affect the Index, the Fund’s XRP holdings, the price of the Shares and the net asset value of the Fund.

Competitive pressures may negatively affect the ability of the Fund to maintain substantial assets and achieve long-term commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale, such as other exchange-traded products offering exposure to the crypto-assets market. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Sponsor’s competitors may be able to launch similar products to the Fund before the launch of the Fund due to, for example, the satisfaction of all regulatory requirements required to launch before the Fund is able to do so. Accordingly, the Sponsor’s competitors may commercialize a product involving XRP more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Fund will achieve initial market acceptance and sustainable revenues and/or economic viability or scale. For exchange-traded products similar to the Fund, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods. If the SEC were to approve several or all of the currently pending applications for spot XRP exchange-traded products, many or all of such products, including the Fund, could fail to acquire substantial assets, initially or at all. To the extent such competing products may become available for public exchange trading before the Fund and/or have a lower expense ratio than the Fund, the Fund’s ability to attract assets could be impaired.
In addition, the Fund will compete with direct investments in XRP, XRP futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Fund.
The Fund may struggle to attract new investors given the substantial number of existing cryptocurrency U.S. exchange-traded products in the market. Investors might prefer to allocate funds to one of the several spot Bitcoin U.S. exchange-traded products or spot ether U.S. exchange-traded products already available, which collectively hold significant market share. As of May 19, 2026, such spot Bitcoin products held approximately $106.78 billion, and such spot ether products held around $13.76 billion, per CoinGlass. The Fund will face competition from direct investments in XRP, other crypto assets, and other potential financial instruments, including securities tied to or backed by crypto assets, as well as other investment vehicles focused on other crypto assets. Market conditions, financial factors, and other external circumstances could make these alternatives more attractive, potentially impacting the Fund’s performance.
There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as the Fund’s timing in entering the market and its fee structure relative to those of competitive products.

Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the XRP Ledger and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the XRP Ledger, could quickly collapse, and an investment in the Fund may be adversely affected.

Digital asset treasury companies may exacerbate volatility in digital asset markets.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including XRP.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as XRP, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on XRP prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for XRP. Negative events or sentiment surrounding digital asset treasury companies could affect the market for XRP. The increase of consolidated positions in XRP held by digital asset treasury companies could affect the operation of the XRP Ledger. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

Congestion or delay in the XRP Ledger may delay purchase or sales of XRP by the Fund.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the XRP Ledger. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the XRP Ledger. For example, on February 5, 2025, there was major congestion on the XRP Ledger which halted the XRP Ledger for over an hour. This incident raised significant concerns regarding the XRP Ledger’s stability. Any delay in the XRP Ledger could affect the Authorized Participant’s ability to buy or sell XRP at an advantageous price resulting in decreased confidence in the XRP Ledger. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the XRP Ledger and the value of the Fund’s Shares would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital asset backed investment vehicles as exchange-traded products, which could reduce demand for, and the price of, XRP and adversely impact the value of the Shares.

To date the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold XRP, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, XRP could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Fund. Accordingly, there can be no assurance that the Fund will be able to achieve its intended competitive positioning, which could adversely affect the performance of the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact validator activities, such actions could result in decreased security of a digital asset network, including the XRP Ledger, which could adversely affect the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.
XRP uses its own unique consensus mechanism called the Ripple Protocol Consensus Algorithm (“RPCA”). Other digital asset networks may use a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network. Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action. The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed. The operations of the XRP Ledger and other digital asset networks may also consume significant amounts of energy, even though the XRP Ledger is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its use of RPCA, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. Notwithstanding XRP’s RPCA mechanism, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the XRP Ledger, and consequently adversely impact the value of the Shares. This could adversely affect the price of XRP, or the operation of the XRP Ledger, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Risk Factors Related to the Fund and the Shares

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets, and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including XRP, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID‑19 outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Prime Broker and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of XRP and the price of the Shares.

Further, future public health emergencies could also interfere with the operations of the Index or the Index Administrator, which is used to value the XRP held by the Fund and calculate the net asset value of the Fund. Pandemics or other public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Creation Units, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Fund.

The Fund will rely on the information and technology systems of the Custodians, Administrator, Trustee, Sponsor, Authorized Participants and/or their designees, XRP Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or other price movements, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents.

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s Fee and additional expenses born by the Fund, and as a result, the value of the Shares may decrease over time.

The amount of XRP represented by each Share will decrease over the life of the Fund due to the sales of XRP necessary to pay the Sponsor’s Fee and other Fund expenses. Without increases in the price of XRP sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Fund, not all Fund expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Fund’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Fund’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Fund not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Sponsor Agreement will be the responsibility of the Fund.

Because the Fund does not have any income, it needs to sell XRP to cover the Sponsor’s Fee and expenses not assumed by the Sponsor. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Sponsor will still need to sell XRP to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of XRP represented by each Share. Creation orders for Shares of the Fund do not reverse this trend.

A decrease in the amount of XRP represented by each Share results in a decrease in its price even if the price of XRP has not changed. To retain the Share’s original price, the price of XRP has to increase. Without that increase, the lesser amount of XRP represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of XRP represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Fund expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Fund, will force the Sponsor to sell larger amounts of XRP, and will result in a more rapid decrease of the amount of XRP represented by each Share and a corresponding decrease in its value.

The Fund is a passive investment vehicle that does not seek to generate returns beyond tracking the price of XRP. The Fund is not actively managed, does not seek to generate excess returns beyond tracking the price of XRP and will be adversely affected by a general decline in the price of XRP.

The Fund is a passive investment vehicle that does not seek to generate returns beyond the price of XRP. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not speculatively sell XRP at times when its price is high, or speculatively acquire XRP at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or any similar instruments or transactions in seeking to meet its investment objective. Any losses sustained by the Fund will adversely affect the value of your Shares.

An investment in the Shares deviates from a direct investment in XRP.

The market value of the Shares may not have a direct relationship with the prevailing price of XRP, and changes in the prevailing price of XRP similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased XRP directly. The differences in performance may be due to factors such as fees, transaction costs, and operating hours of NYSE. Investors will also forgo certain rights conferred by owning XRP directly, such as the right to claim airdrops.

An investment in the Shares may deviate XRP prices in spot markets and is distinct from a direct investment in XRP. The market value of the Shares may not have a direct relationship with the prevailing price of XRP, and changes in the prevailing price of XRP similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased XRP directly. The differences in performance may be due to factors such as fees, transaction costs, and operating hours of the Exchange. Investors will also forgo certain rights conferred by owning XRP directly, such as the right to claim airdrops.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, including due to the complexity of the mechanisms and processes governing the offering, creation and redemptions of the Shares and storage of XRP;

•
the Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•
the Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Fund’s account with the XRP Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets;

•
service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Fund, or decide to terminate their relationships with the Fund, for a variety of reasons, which could affect the Fund’s ability to operate; or

•
if the XRP Ledger introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to the XRP Ledger may increase the potential for XRP to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or XRP Trading Counterparties.

In the event that one or more Authorized Participants or XRP Trading Counterparties withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Fund’s and the Authorized Participants’ ability to buy or sell XRP may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that an XRP spot market or governmental authority may suspend or restrict trading in XRP altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting XRP or other issues affecting counterparties. XRP is a relatively new asset with a very limited trading history. Therefore, the markets for XRP may be less liquid and more volatile than other markets for more established products.

The Fund and the Shares may be negatively affected by Authorized Participant Concentration.

Only Authorized Participants may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Participants and the Fund’s Authorized Participants serve in the same capacity for various competitor products. Authorized Participants are not obligated to make a market in the Fund’s Shares or submit purchase and redemption orders for Creation Units. Authorized Participants and/or their designees that act in the same capacity for several competing products may be incentivized to prioritize making a market in a competing product’s shares over the Fund’s Shares, which may reduce liquidity in the Fund’s Shares or otherwise negatively affect the Fund. In addition, the Fund may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund failure to reflect the performance of the price of XRP. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able or willing to step forward to create or redeem Creation Units, the Fund’s Shares may trade at a discount to NAV and face trading halts and/or delisting. This risk may be more pronounced in volatile market conditions. In addition, due to the novelty of the Fund’s product structure and volatility in the XRP markets, risks relating to a limited number of Authorized Participants are heightened.

Certain shareholders may from time to time own a substantial amount of the Fund’s Shares.

In addition, a third-party investor, the Sponsor (or an affiliate of the Sponsor), an Authorized Participant, a lead market maker or another entity may invest in the Fund and hold its investment solely to facilitate commencement of the Fund’s operations or to facilitate the Fund’s achieving a specified size or scale. There can be no assurance that the size of the Fund would be maintained at such levels. Redemptions by large shareholders could have a significant negative impact on the Fund. In addition, transactions by large shareholders may account for a large percentage of the trading volume on the NYSE and may, therefore, have a material upward or downward effect on the market price of the Shares.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which include, among other things:

•
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

•
reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in this report;

•
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (subject to certain definitional exemptions based on revenue) (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies.

 The Fund cannot predict if investors will find an investment in the Fund less attractive if it relies on these exemptions.

The Fund is subject to certain risks due to its concentration in only one asset.

The Fund is subject to risks due to its concentration of investments in only one asset. Unlike other funds that may invest in a diversified portfolio of assets, the Fund’s investment strategy is concentrated in one asset within a single asset class. This concentration maximizes the Fund’s exposure to a variety of market risks associated with XRP. By concentrating its investment strategy solely in XRP, any losses stemming from a decrease in the value of XRP can be expected to reduce the value of an interest in the Fund and will not be offset by other gains if the Fund were to invest in a diversified portfolio of assets.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the NYSE, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of XRP to and by the XRP Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of XRP, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or XRP Custodian, the closing of XRP trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the XRP Ledger, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying XRP may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Creations and Redemptions,” the Sponsor may, suspend the process of creation and redemption of Creation Units. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the XRP Ledger, the processing of transactions on the XRP Ledger may be disrupted, which in turn may impede processing of XRP transactions on behalf of the Fund by the Prime Broker or other executing broker/agent, which in turn could affect the creation or redemption of Creation Units. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of XRP and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for XRP should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of XRP.

To the extent the Fund uses cash creations and redemptions, that may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot XRP. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in XRP under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for XRP may be unable to demonstrate compliance with such rules. The ability of spot XRP ETPs to create and redeem in-kind is new, and broker-dealers may struggle to comply with applicable regulations, which may negatively affect their ability to participate in in-kind transactions. Additionally, there is no assurance that broker- dealers will be willing to serve as Authorized Participants for in-kind transactions, potentially impacting the Fund's performance and the value of the Shares. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules.

To the extent applicable, the use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause inefficiencies or delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, pursuant to the terms of the Authorized Participant Agreement, Authorized Participants could default on their obligations to the Fund. In addition, potential execution risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Creation Units to benefit from of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying XRP, to elect to not participate in the Fund’s Share creation and redemption processes. This could adversely affect the efficiency of the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of XRP, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying XRP held by the Fund or sell Shares at a price lower than the value of the underlying XRP held by the Fund, causing Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights described under “Description of the Shares and the Trust.”

The Sponsor may amend the Declaration of Trust without the consent of the Shareholders.

The Sponsor may, in its sole discretion, determine to amend the Declaration of Trust, including to increase the Sponsor’s Fee, and may do so without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of an amendment to the Declaration of Trust. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, advance notice of the change will be provided in accordance with applicable provisions of the Declaration of Trust, and will be disclosed via a prospectus supplement. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Declaration of Trust as amended without specific agreement to such increase. Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/ or on the Sponsor’s website for the Fund of a material amendment to the Declaration of Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Fund will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Fund is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the affairs of the Fund.

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that hold cryptoassets. This limited experience poses several potential risks to the effective management and operation of the Fund. Cryptoassets, such as XRP, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The cryptoasset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to cryptoasset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a cryptoasset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Fund.

Security threats to the Fund’s account at the XRP Custodian could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Fund’s XRP held in the Fund’s account at the XRP Custodian or Trading Balance held with the Prime Broker will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s XRP and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Sponsor or the XRP Custodian or Prime Broker is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s XRP may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Fund, including but not limited to, offline storage, or cold storage, multiple encrypted private key “shards”, and other measures, are reasonably designed to safeguard the Fund’s XRP. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Fund and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the XRP Custodian’s or Prime Broker’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Fund’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Fund’s Trading Balance (as defined in the prospectus) at the Prime Broker, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though XRP is only moved into the Trading Balance in connection with and to the extent of purchases and sales of XRP by the Fund and such XRP is swept from the Fund’s Trading Balance to the Fund’s Vault Balance daily pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of XRP that can be held temporarily in the Trading Balance maintained by the Prime Broker. This could create greater risk of loss of the Fund’s XRP, which would cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the XRP Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Fund’s account at the XRP Custodian, the relevant private keys (and therefore XRP) or other data or property of the Fund. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the XRP Custodian to disclose sensitive information in order to gain access to the Fund’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the XRP Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Fund’s account at the XRP Custodian could harm the Fund’s operations, result in partial or total loss of the Fund’s assets, resulting in a reduction in the value of the Shares. The Fund may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

XRP transactions are irrevocable and stolen or incorrectly transferred XRP may be irretrievable. As a result, any incorrectly executed XRP transactions could adversely affect the value of the Shares.

XRP transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the XRP Ledger, an incorrect transfer or theft of XRP generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of XRP will regularly be made to or from the Fund’s account at the XRP Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s XRP could be transferred from the Fund’s account at the XRP Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s XRP through error or theft, the Fund will be unable to revert or otherwise recover incorrectly transferred XRP. The Fund will also be unable to convert or recover its XRP transferred to uncontrolled accounts. To the extent that the Fund is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or XRP Trading Counterparty Agreement is terminated or the XRP Custodian, Prime Broker, an Authorized Participant or an XRP Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or XRP trading counterparty, which could pose a challenge to the safekeeping of the Fund’s XRP, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

The Fund is dependent on the XRP Custodian, which is Coinbase Custody, and the Prime Broker, Coinbase, Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Fund’s XRP in the Vault Balance, and its affiliate, Coinbase, Inc., in its capacity as Prime Broker, facilitates the buying and selling or settlement of XRP by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, the selling of XRP, including to pay the Sponsor’s Fee and any other Fund expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Fund’s XRP. If Coinbase Custody or Coinbase, Inc. fails to perform the functions they perform for the Fund, the Fund may be unable to operate or create or redeem Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares.

Similarly, if an Authorized Participant or an XRP Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or an XRP Trading Counterparty chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Participants or XRP Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected.

In the event of any SEC or other governmental, regulatory or other enforcement action of litigation, Coinbase, Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Fund could be affected. If the Prime Broker were to be required or choose as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the XRP Custodian was not named in the complaint, if Coinbase Global, as the parent of the XRP Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the XRP Custodian with custody of the Fund’s XRP, and Coinbase, Inc. as Prime Broker. Similarly, Coinbase Custody or Coinbase, Inc. could terminate services under the Custodian Agreement or the Prime Broker Agreement respectively upon providing the applicable notice to the Fund for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Prime Broker Agreement as (i) the Fund materially breaches any provision of the Prime Broker Agreement; (ii) the Fund takes any action to dissolve or liquidate, in whole or part; (iii) the Fund becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Fund becomes subject to any bankruptcy or insolvency proceeding under any applicable laws, rules and regulations, such termination being effective immediately upon any declaration of bankruptcy; (v) the Prime Broker becomes aware of any facts or circumstances with respect to the Fund’s financial, legal, regulatory or reputational position which may affect Fund’s ability to comply with its obligations under the Prime Broker Agreement; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Fund’s Prime Broker Account is subject to any pending litigation, investigation or government proceeding and/or Prime Broker reasonably perceives a heightened risk of legal regulatory non-compliance associated with Fund’s use of Prime Broker services; or (viii) the Prime Broker reasonably suspects Fund of attempting to circumvent Prime Broker’s controls or uses the Prime Broker Services in a manner Prime Broker otherwise deems inappropriate or potentially harmful to itself or third parties. Transferring maintenance responsibilities of the Fund’s account at the at the Prime Broker or at the XRP Custodian to another prime broker or custodian will likely be complex and could subject the Fund’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. As Prime Broker, Coinbase, Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Fund as Prime Broker. Under certain circumstances, Coinbase, Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Fund’s orders, including in the event of, among others, delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase, Inc., or the acceptance of the Fund’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined in the prospectus) that the Fund’s agreement with the Trade Credit Lender permits to be outstanding at any one time. Also, if Coinbase Custody or Coinbase, Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Fund’s XRP or as the Fund’s prime broker under the same terms as the current Custodian Agreement or Prime Broker Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Fund and liquidate the Fund’s XRP. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or Prime Broker Agreement that is less favorable for the Fund or Sponsor, the value of the Shares could be adversely affected. If the Fund is unable to find a replacement prime broker, its operations could be adversely affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Administrator, Cash Custodian, Prime Broker and XRP Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s XRP for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s XRP. The XRP Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”), currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the XRP Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The XRP Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for digital assets custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s XRP custodied by the XRP Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding XRP with the XRP Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the types of losses experienced by the Fund. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large scale or simultaneous incident affecting multiple Coinbase clients.

Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss. Alternatively, the Fund may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the XRP Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the XRP Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the XRP Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the XRP Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall XRP Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the XRP Custodian’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the XRP Custodian is not liable, even if the XRP Custodian has been advised of or knew or should have known of the possibility thereof. The XRP Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the XRP Custodian. In the event of potential losses incurred by the Fund as a result of the XRP Custodian losing control of the Fund’s XRP or failing to properly execute instructions on behalf of the Fund, the XRP Custodian’s liability with respect to the Fund will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the XRP Custodian directly caused such losses. Furthermore, the insurance maintained by the XRP Custodian may be insufficient to cover its liabilities to the Fund.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited to the greater of (a) the aggregate amount of fees paid by a Fund to the Prime Broker in respect of the prime broker services in the 12-month period prior to the event giving rise to such liability or (b) the value of the supported digital assets giving rise to such liability; In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Prime Broker’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Fund and the Prime Broker and its affiliates (including the XRP Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the XRP Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the XRP Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Fund’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the XRP Custodian (in the case of the Vault Balance), and customers – including the Fund – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Prime Broker Agreement contains an agreement by the parties to treat the XRP credited to the Fund’s Trade Balance and Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). In addition, the Custodian Agreement states that the XRP Custodian will serve as fiduciary and custodian on the Fund’s behalf. The XRP Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the XRP Custodian became subject to insolvency proceedings and a court were to rule that the custodied XRP were part of the XRP Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the XRP Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the XRP Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the XRP Custodian, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Fund’s XRP and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Fund’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the XRP or cash in the Fund’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular XRP (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Fund’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Fund could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Fund and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares. There are no policies that would limit the amount of XRP that can be held temporarily in the Trading Balance maintained by the Prime Broker.

Under the Declaration of Trust, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of XRP by the XRP Custodian or Prime Broker, absent gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor. As a result, the recourse of the Fund or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of XRP by the XRP Custodian or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Fund’s other service providers for the services they provide to the Fund, including, without limitation, those relating to the holding of XRP or the provision of instructions relating to the movement of XRP, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Fund, or the obligations or liabilities of any service provider to the Fund, including, without limitation, the XRP Custodian and Prime Broker. The Prime Broker Agreement provides that none of the Coinbase Entities have recourse, whether by set-off or otherwise, with respect to any amounts owed or liabilities incurred by the Fund, to or against any assets of the Sponsor or any affiliate of such Sponsor. Consequently, a loss may be suffered with respect to the Fund’s XRP that is not covered by the XRP Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Fund may face delays in buying or selling XRP that may adversely impact Shareholders; if the Fund does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of XRP in connection with cash creations and redemptions and sales of XRP to pay the Sponsor’s Fee and any other Fund expenses not assumed by the Sponsor, to the extent applicable, the Fund may borrow XRP or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such XRP or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of XRP related to cash creations and redemptions or the selling of XRP related to paying the Sponsor’s Fee and, to the extent applicable, (2) Fund assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of XRP related to creations and redemptions and sales of XRP in connection with paying the Sponsor’s Fee and any other Fund expenses deviate significantly from the Index price used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The magnitude of this risk factor relating to the unavailability or exhaustion of the Trade Credits is heightened to the extent the Fund effectuates creations and redemptions in cash rather than in-kind. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the XRP Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of XRP by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of XRP, including to pay the Sponsor’s Fee, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s XRP. The Prime Broker relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of XRP. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker or any XRP held by the Prime Broker on Fund’s behalf. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Fund could also suffer losses in the event that a bank in which the Prime Broker holds customer cash, including the cash associated with the Fund’s Trading Balance (which is used by the Prime Broker to move cash flows associated with the Fund’s orders to sell XRP, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

Similar events in the future that impact banking relationships maintained by key Fund or service providers such as the Prime Broker could impair the Fund’s ability to access the Fund’s cash held in the Fund’s Trading Balance or associated with the Fund’s orders to sell XRP, including in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses and/or redemption transactions.

If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell XRP in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Fund.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold XRP with such Connected Trading Venues in order to effect customer orders, including the Fund’s orders. Cash may also be held in the Prime Broker’s omnibus account at the Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Fund. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s XRP or cash that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Fund or perform its obligations under the Prime Broker Agreement, and the Fund could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer XRP or cash, including XRP or cash associated with the Fund, could result in losses to the Fund, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

The Fund may be terminated and liquidated at a time that is disadvantageous to Shareholders.

The Sponsor may terminate and liquidate the Fund or Trust for any reason in its sole discretion.

If the Sponsor determines that it is appropriate to terminate and liquidate the Fund, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of XRP at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Fund’s XRP are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Declaration of Trust includes provisions that limit Shareholders’ voting rights and the ability to participate in shareholder derivative actions.

Under the Declaration of Trust, Shareholders generally have no voting rights and the Fund will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Declaration of Trust to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Fund that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Declaration of Trust, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Declaration of Trust includes conditions that require (1) a Shareholder or Shareholders to make a pre-suit demand upon the Sponsor to bring the subject action unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand on the Sponsor shall only be deemed not likely to succeed and therefore excused if the Sponsor has a personal financial interest in the transaction at issue) and (2) Shareholders eligible to bring a derivative action under the Delaware Statutory Trust Act who hold at least 10% of the outstanding Shares of the Trust, or 10% of the outstanding Shares of the Series or Class to which such action relates, must join in a request for the Sponsor to commence such action. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to these requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Declaration of Trust do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Declaration of trust limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The non-exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Declaration of Trust may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Declaration of Trust provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Declaration of Trust also waives the right to trial by jury in any such claim, suit, action or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To the Trust’s knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, the Trust believes that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Declaration of Trust. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Sponsor is solely responsible for determining the value of the net asset value of the Fund, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the Index, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate XRP price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may value the XRP held by the Fund based on the Index in a manner that ultimately inaccurately reflects the price of XRP. To the extent that the net asset value of the Fund, the Index, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Fund. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Fund’s periodic financial statements may not utilize the Fund’s net asset value. The Fund’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the principal market for XRP as of the Fund’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Fund’s financial statements. To the extent that such valuation sources and policies used to prepare the Fund’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Fund’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in the Registration Statement under “Business of the Fund—Fund Expenses”. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell XRP held by the Fund or (ii) deliver XRP in‑kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of XRP, at a time when the trading prices are depressed. The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Fund is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of XRP. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund’s XRP may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

•
Because the Fund does not generate any income, every time that the Fund pays expenses, it will deliver XRP to the Sponsor or sell XRP. Any sales of the Fund’s XRP in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its XRP are sold or transferred to the Sponsor.

The Fund’s delivery or sale of XRP to pay expenses or otherwise in connection with operations of the Fund could result in Shareholders incurring tax liability without an associated distribution from the Fund.

Assuming that the Fund is treated as a grantor trust for U.S. federal income tax purposes, each delivery of XRP by the Fund to pay the Sponsor’s Fee or other expenses and each sale of XRP by the Fund to pay Fund expenses not assumed by the Sponsor will be a taxable event to beneficial owners of Shares. Thus, the Fund’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Fund. Any such tax liability could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Sponsor, the Trustee, the Administrator, the XRP Custodian or the Cash Custodian pursuant to its contractual arrangements.

Under the Declaration of Trust and the applicable agreements with various Fund service providers, each of the Sponsor, the Trustee, the Administrator and the Custodians has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without, depending on the applicable arrangement, negligence or gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, the Administrator, or the Custodians may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Fund’s XRP holdings and the value of the Shares.

Risk Factors Related to the Regulation of the Fund and the Shares

Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of XRP or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of XRP, validator activity, digital wallets, the provision of services related to trading and custodying XRP, the operation of the XRP Ledger, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including XRP, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or XRP in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including XRP and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

Moreover, President Trump has issued executive orders addressing the administration’s intention to establish a comprehensive digital asset regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and XRP held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling XRP and therefore may adversely affect the price of XRP and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether cryptocurrency that has been associated with such addresses in the past can be easily sold. This “tainted” cryptocurrency may trade at a substantial discount to untainted cryptocurrency. Reduced fungibility in the cryptocurrency markets may reduce the liquidity of cryptocurrency and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of XRP and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the XRP Ledger was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the XRP Ledger. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the XRP Ledger were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for XRP or to the Fund, which could impair the utility of XRP, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that XRP or any other digital asset is a “security” may adversely affect the value of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset, including XRP, may be considered a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is a “security” are complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin to be offered and sold as a security, at least currently, and the SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC under the prior administration brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Under the prior administration, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”). The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have previously led to, and may in the future lead to further volatility in digital asset prices. In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that digital assets are not a securities and the ultimate impact of these dismissals is yet unknown. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the CF Benchmarks Index. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate.

Whether a digital asset is a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

The CFTC has for years considered digital assets to be commodities subject to its regulatory jurisdiction, and digital asset futures have been listed for years on CFTC-regulated exchanges while cleared digital asset swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

On March 17, 2026, the SEC issued a Commission-level interpretation clarifying how the federal securities laws apply to certain digital assets and transactions involving digital assets. The SEC interpretation provides a taxonomy for digital commodities, digital collectibles, digital tools, stablecoins and digital securities; addresses how a non-security digital asset may become subject to, and how it may cease to be subject to, an investment contract; and clarifies the application of federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security digital asset. The interpretation lists 18 digital assets that, as of the date of the release, qualify as digital commodities, including bitcoin, Ether, Solana and XRP. The interpretation notes 16 of these digital assets currently underlie futures contracts that have been made available to trade on a designated contract market operating under the regulatory oversight of the CFTC, but that it is not necessary that a digital asset underlie such a futures contract to be a digital commodity. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the SEC’s interpretation. Under the SEC’s interpretation, even if a digital asset is deemed to be a non-security digital asset (such as a “digital commodity”), the interpretation takes the view that the non-security digital asset may still be subject to an investment contract, even in the secondary market—and thus secondary market transactions, even in such non-security digital assets, might be subject to the federal securities laws. While the release notes that most digital assets are not securities (digital commodities, digital collectables, and digital tools are generally not securities), tokenized securities (digital assets that represent an underlying security) are securities. The guidance clarifies when certain activities, such as validation, mining, and wrapping, generally do not involve the offer and sale of securities. Additional guidance and rulemaking from the SEC may be forthcoming, as previewed in recent statements by the current SEC Chairman Paul Atkins.

The Sponsor may terminate and liquidate the Fund if the Sponsor determines ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Fund’s XRP is not a security, the Sponsor does not intend to dissolve the Fund on the basis that XRP could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that XRP is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of XRP, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects. For example, the New York Attorney General alleged in several lawsuits filed since March 2023 that various cryptocurrencies were securities under New York and federal securities law and that several cryptocurrency exchanges unlawfully failed to register as securities dealers under New York state law. However, the New York Attorney General alleged in the alternative in a case that ether was a commodity under both New York state and federal law.

In December 2020, the SEC filed a complaint against Ripple Labs (the “Ripple Complaint”) and two of its executives (the “Ripple Defendants”), in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) alleging that the Ripple Defendants had conducted unregistered securities offerings by selling XRP in contravention of Section 5 of the Securities Act. Under Section 5 of the Securities Act, it is unlawful for any person, directly or indirectly to offer to sell, offer to buy or purchase or sell a “security” unless a registration statement is in effect or has been filed with the SEC as to the offer and sale of such security to the public. The Ripple Defendants did not dispute that they had offered to sell and sold XRP through interstate commerce and that they had not filed a registration statement with the SEC for any offer or sale of XRP. Accordingly, the question before the S.D.N.Y. was whether the Ripple Defendants offered to sell or sold XRP as a security.

In the years prior to the filing of the Ripple Complaint, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the Ripple Complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Likewise, in the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets, including bitcoin, ether and XRP, declined significantly and may continue to decline as these cases advance through the federal court system.

On July 13, 2023, the S.D.N.Y. issued several key rulings in the case. Most notably, the court did not find that XRP was inherently a security. The court distinguished between the XRP token itself and the manner in which it was sold. This finding was contrary to the SEC’s argument, which was that XRP, by its nature, was a security under the definition provided by the Securities Act, notwithstanding the manner in which it was sold. The court found that the direct sale of XRP by the Ripple Defendants to certain sophisticated individuals and entities pursuant to written contracts did constitute the unregistered offer and sale of securities in violation of Section 5 of the Securities Act. However, the court also found that the programmatic sale of XRP by the Ripple Defendants over digital asset trading platforms in the secondary market did not constitute an unregistered sale of securities. Similarly, the court found that the XRP that Ripple Defendants granted to Ripple Labs employees as compensation or to third-party companies to incentivize the development of new applications for XRP and the XRP Ledger also did not constitute an unregistered sale of securities.

The S.D.N.Y. entered a final judgment in the case on August 7, 2024, that imposed a $125 million civil penalty against the Ripple Defendants (the “Final Judgment”). Following the Final Judgment the SEC filed an appeal against the Final Judgement with the United States Court of Appeals for the Second District and the Ripple Defendants filed a cross-appeal. On August 7, 2025, the SEC announced that it filed a Joint Stipulation of Dismissal entered into with the Ripple Defendants that dismissed the cross-appeals, maintained the Final Judgment civil penalty and resolved the Ripple Complaint.

If XRP is found by a court or other regulatory body to be a security, the Fund could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Fund’s liquidation under the terms of the Declaration of Trust. Furthermore, the Fund could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the Securities Act, which could impose significant civil and criminal liability on the Fund. There is no guarantee that a court of regulatory body will agree with the Fund’s assessment of XRP as a non-security.

Moreover, whether or not the Sponsor or the Fund were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. If the SEC or a federal court were to determine that XRP is a security, it is likely that the value of the Shares of the Fund would decline significantly. Furthermore, if a federal court upholds an allegation that XRP is a security, the Fund itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of XRP and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the XRP Ledger), the digital asset markets (including the XRP market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the XRP Ledger), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings (“ICOs”) entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022 establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and applies from 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of XRP. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Fund or XRP is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators subject the Fund or the Sponsor to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of the Fund or the Sponsor cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Fund or the Sponsor may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Fund or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Fund or the Sponsor to incur extraordinary expenses. If the Fund or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to discontinue and wind up the Fund. A dissolution of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Fund or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Sponsor, and have a material adverse effect on the price of the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the XRP Ledger, a buyer or seller of digital assets on a peer-to-peer basis directly on the XRP Ledger may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset mixing application consisting of a website, user interface and smart contracts designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the XRP Ledger is global and anyone can program DApps or smart contracts that will operate and record transactions on the XRP Ledger, and the fact that their creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

The Fund takes measures with the objective of reducing illicit financing risks in connection with the Fund’s activities. However, illicit financing risks are present in the digital asset markets, including markets for XRP. There can be no assurance that the measures employed by the Fund will prove successful in reducing illicit financing risks, and the Fund is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Fund, the Sponsor or other key service providers and/or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Fund’s ability to operate or cause losses in value of the Shares.

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence and KYC process, such as the Authorized Participants, the Prime Broker and XRP Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to prevent a situation where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know. The risk remains, however, given the nature of crypto assets and blockchain technology, that transactions will be sent to the Fund from a counterparty whose identity is unknown in an unsolicited “dusting” attack by a third party.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Broker and XRP Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Fund will only accept creation and redemption requests from Authorized Participants and trade with XRP counterparties who have each represented to the Fund that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Fund will not hold any XRP except those that have been purchased on behalf of the Fund via the Prime Broker or other executing agent/broker in connection with creations and redemptions. Moreover, the Prime Broker has represented to the Fund that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating XRP deposits to, and withdrawals from, the Fund’s Trading Balance, as required by law.

The Prime Broker and XRP Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections designed to prevent the Sponsor and the Fund from transacting with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any XRP that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that XRP are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the XRP Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants, including on behalf of their designee(s), have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the XRP Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate

Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor, or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which XRP is treated. For example, the current draft of the CLARITY Act would add "digital commodities" to the list of assets that are commodity interests under the CEA. The CLARITY Act could give the CFTC greater power to regulate the spot digital asset market. It is possible that, if the legislation is passed, it could require the Trust, the Sponsor, or other service providers to register with the CFTC. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to shareholders. Further, XRP may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of XRP under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

To the extent that XRP is deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s XRP at a time that is disadvantageous to Shareholders.

To the extent that XRP is deemed to fall within the definition of a security under U.S. federal securities laws, the Fund, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s XRP at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over XRP or trading or ownership of XRP and has not expressed the view that XRP should be classified or treated as a security for purposes of U.S. federal securities laws. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including XRP. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and has issued guidance clarifying the status of certain digital assets related activities for this purpose. Finally, the SEC’s Division of Examinations (“Examinations”) identified digital assets as an examination priority for 2025, noting its intent to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving digital assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC has taken steps to interpret its existing frameworks and authority with respect to various digital asset activities. For example, the SEC previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act in February 2023. The proposed rule changes would have amended the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including XRP, and related advisory activities. If enacted as proposed, these rules would have likely imposed additional regulatory requirements with respect to the custody and storage of digital assets, including XRP. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a "qualified custodian" under a final rule that may be proposed or adopted by the SEC in the future.

Further, the proposed amendments could have a severe negative impact on the price of XRP and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to XRP, or causing certain holders of XRP to sell their holdings.

The treatment of the Fund for U.S. federal income tax purposes is uncertain.

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Fund operates as expected, the Fund should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). Assuming that the Fund is a grantor trust, the Fund will not be subject to U.S. federal income tax. Instead, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Fund’s assets and a pro rata portion of the Fund’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

The Fund may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions the Fund might not qualify as a grantor trust.

As a grantor trust, the Fund can undertake only certain types of activities. For example, generally, the Fund cannot vary its investment portfolio to take advantage of market fluctuations. Thus, the Sponsor may allow the Fund to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Fund may be less than a successfully actively managed fund. The Fund may receive income from investment activities that do not require such decision-making.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Fund is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for such purposes.

If the Fund is not properly classified as a grantor trust, the Fund might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency (including XRP) for U.S. federal income tax purposes, there can be no assurance in this regard. If the Fund were classified as a partnership and not a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Fund were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes (including if the Fund were considered a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes). If it were treated as a corporation, the Fund would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Fund to Shareholders would be treated as taxable dividends to the extent of the Fund’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as may be provided in an applicable tax treaty).

On November 10, 2025, the IRS issued Revenue Procedure 2025-31, providing formal guidance addressing how trusts that qualify as investment trusts under Treas. Reg. § 301.7701-4 (c) and grantor trusts for Federal income tax purposes can engage in digital asset staking without jeopardizing their favorable tax treatment. The Revenue Procedure does not provide a substantive rule of law but does provide a safe harbor for grantor trust that include staking as a permitted activity. The Revenue Procedure provides that if the safe harbor is met, a trust's authorization, pursuant to its trust agreement, to stake its digital assets and the resulting staking of the trust's digital assets do not prevent the trust from qualifying for Federal income tax purposes as a trust classified as an investment trust under Treas. Reg. § 301.7701-4 (c) and as a grantor trust. The Trust may not be able to satisfy all of the requirements of the safe harbor provided in the Revenue Procedure but intends to come as close as possible within the Trust's organizational documents. The Trust is relying upon an opinion of tax counsel concluding that, without regard to the Revenue Procedure, the Trust should be classified as a grantor trust and an investment trust under Treas. Reg. § 301.7701-4 (c).

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Assuming that the Fund is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the XRP (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Fund. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currency that are not within the scope of the Notice.

As noted above, the Fund does not intend to hold assets other than XRP and cash, and accordingly, with respect to any airdrop of any non-XRP crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not XRP, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-XRP crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by NYSE, the listing exchange, seeking approval to amend its listing rules. For the avoidance of doubt, the only crypto asset to be held by the Fund will be XRP; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of XRP in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as XRP, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of XRP in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York and New Jersey, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of XRP may have negative consequences, including the imposition of a greater tax burden on investors in XRP or the imposition of a greater cost on the acquisition and disposition of XRP generally.

The treatment of digital currencies for tax purposes by non‑U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non‑U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of XRP users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for XRP in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non‑U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of XRP in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” in the prospectus) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Fund.

In the normal course of business, it is possible that the Fund could incur a taxable gain in connection with the sale of XRP (such as sales of XRP, including to obtain fiat currency with which to pay the Sponsor’s Fee or Fund expenses, as well as deemed sales of XRP as a result of the Fund using XRP to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the grantor trust status of the Fund even though there is not a corresponding distribution from the Fund.

A hard “fork” of the XRP Ledger could result in Shareholders incurring a tax liability.

If a hard fork occurs in the XRP Ledger, the Fund could temporarily hold both the original XRP and the alternative new XRP. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Declaration of Trust provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute XRP. The Fund shall treat whichever asset the Sponsor determines is not XRP as Incidental Rights or IR Virtual Currency.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” in the prospectus) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

The receipt, distribution and/or sale of the alternative XRP may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Fund. The Sponsor and its affiliates have no fiduciary duties to the Fund or its Shareholders, which may permit them to favor their own interests to the detriment of the Fund and its Shareholders.

The Sponsor will manage the affairs of the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Fund and its Shareholders. These potential conflicts include, among others, the following:

•
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

•
the Trust, on behalf of the Fund, has agreed to indemnify the officers, affiliates, directors, employees or agents of the Trustee and the shareholders, members, directors, officers, employees, affiliates and subsidiaries of the Sponsor pursuant to the Declaration of Trust;

•
the Sponsor is responsible for allocating its own limited resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

•
the Sponsor and its staff also service affiliates of the Sponsor and their respective clients, and may also service other digital asset investment vehicles (including serving as the sponsor of other digital asset related exchange-traded products such as the Franklin Bitcoin ETF, Franklin Ethereum ETF and Franklin Crypto Index ETF, and Franklin Solana ETF), and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

•
the Sponsor’s trading decisions for the Fund may be influenced by the effect they would have on the on the other funds and accounts it manages;

•
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;

•
affiliates of the Sponsor may have substantial direct investments in XRP, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

•
The Sponsor’s and its affiliates’ positions on changes that should be adopted in various XRP Ledgers could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of an XRP held by the Fund, the Sponsor’s and its affiliates’ positions regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;

•
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund, including vendors with respect to valuation of the Fund’s assets; and

•
the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Declaration of Trust.

Investment vehicles advised or managed by affiliates of the Sponsor may, from time to time, hold an interest in Coinbase Global, the parent of Coinbase, Inc., which serves as the Fund’s Prime Broker and operates one of the digital asset platforms included in the Index price and is the parent of the XRP Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, and may take positions in Coinbase Global, the publicly traded parent of Coinbase, Inc. which operates the Coinbase platform and serves as the Fund’s Prime Broker. The Fund values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index. The Sponsor values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of XRP in order to increase the Sponsor’s Fee. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Coinbase Global is also the parent company of the XRP Custodian, Coinbase Custody Trust Company, LLC. The XRP Custodian serves as a fiduciary and custodian on the Fund’s behalf, and is responsible for safeguarding digital assets held by the Fund, and holding the private keys that provide access to the Fund’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the XRP Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the XRP Custodian’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the XRP Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Fund but that could harm the XRP Custodian. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund and a substitute sponsor is not appointed, the Fund will terminate and liquidate its XRP.

Appointment of a substitute sponsor will not guarantee the Fund’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Fund will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Fund and the Fund may terminate.

Although the XRP Custodian is a fiduciary with respect to the Fund’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Fund.

The XRP Custodian has represented that it is a fiduciary under Sec. 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Fund’s XRP in trust on the Fund’s behalf. However, the XRP Custodian may terminate the Custodian Agreement for cause at any time, and the XRP Custodian can terminate the Custodian Agreement for any reason upon providing the applicable notice provided under the Custodian Agreement. If the XRP Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may terminate the Fund in accordance with the terms of the Declaration of Trust.

Coinbase serves as the XRP Custodian and prime execution agent for several competing exchange-traded XRP products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and XRP Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of the leading market position and cryptoasset custodian capabilities of Coinbase Global, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the XRP Custodian and prime execution agent for several competing exchange-traded XRP products. Therefore, Coinbase has a critical role in supporting the U.S. spot XRP exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the Declaration of Trust and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the XRP Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim against the XRP Custodian. Claims under the Custodian Agreement may only be asserted by the Sponsor on behalf of the Fund.

Risk Factors Related to ERISA

It is possible that the underlying assets of the Fund will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Fund were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Fund and (ii) the possibility that certain transactions in which the Fund might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Fund from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Fund could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Fund.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Fund and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Fund by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 1C.
Cybersecurity

Cybersecurity Risk Management Strategy and Governance Overview

The Trust and the Fund do not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust and the Fund. The Sponsor is a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI maintains global, firm-wide policies and procedures governing matters relating to crisis management, corporate continuity, business continuity planning and disaster recovery, enterprise business resilience, and corresponding risk mitigation processes and systems in these areas (collectively referred to as the “Global Corporate Continuity Program”).

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

FRI has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, FRI’s cybersecurity program is organized around the following program domains:

•
Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks
•
Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices
•
Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program
•
Respond to incidents regardless of source or causality
•
Recover through planning, improvements and communications (external and internal)
•         Conduct after-action evaluation to identify what went well, what did not go well and improve FRI’s systems after an issue

FRI employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis. FRI maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact FRI’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within FRI’s NIST framework, and risk identification and mitigation are supported by FRI’s Global Corporate Continuity Program. FRI also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Assessment of Cybersecurity Risks

As of March 31, 2026, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on the Trust or the Fund's operations, including the ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 29, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Franklin XRP ETF Shares are listed on the NYSE Arca under the symbol “XRPZ” and have been listed since November 24, 2025. As of March 31, 2026, there were approximately 75 DTC participants holding Shares of record of the Fund. Because most of the Fund's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

(b) Not applicable.

(c) The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 18 Creation Units (comprising 900,000 Shares) during the quarter ended March 31, 2026.

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	-	$-
February 1, 2026 – February 28, 2026	-	-
March 1, 2026 – March 31, 2026	900,000	15.11

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, including such matters as future XRP prices, XRP sales, costs, objectives, changes in commodity prices and market conditions (for XRP and the shares), the Trust’s and the Fund’s operations, the Sponsors’ plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and the Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 1A. Risk Factors, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of October 1, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin XRP ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by U.S. the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units issued and redeemed in exchange for XRP and/or cash. Individual Shares are not redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “XRPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s and Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and is accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

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

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s XRP using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s XRP is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “principal market” as of 11:59:59 P.M., ET on the valuation date (the “Principal Market Price”). The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively

Critical Accounting Policies

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

Discussion of Operations (Financing Activities)

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

At March 31, 2026, the Custodian held 159,659,740.0158 XRP on behalf of the Fund, with a market value of $215,061,670 (cost: $322,149,692) based on the Principal Market Price at the March 31, 2026 fiscal year end.

Results of Operations for the period November 24, 2025 (Date of commencement of operations) to March 31, 2026*

For the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026, 15,500,000 Shares were issued in exchange for 168,348,705.4576 XRP and 900,000 Shares were redeemed in exchange for 9,775,086.1218 XRP. The Fund’s NAV per Share began the period at $24.40 and ended the period at $14.63. The 40.04% decrease in the Fund's NAV from $24.40 at November 24, 2025 (Date of commencement of operations) to $14.63 at March 31, 2026 is directly related to the 40.04% decrease in the price of XRP over the same period.

Net realized and change in unrealized loss on investment in XRP for the period November 24, 2025 (Date of commencement of operations) to March 31, 2026, was approximately $108,936,566 which consisted of a net realized loss on investment of XRP of approximately $1,632,673 and a net change in unrealized depreciation on investment in XRP of approximately $107,303,893. Net decrease in net assets resulting from operations was approximately $108,936,566 for the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026, which consisted of the net realized and change in unrealized loss on investment in XRP of $108,936,566, and accrual of the Sponsor Fee in the amount of $142,056, which was offset by a waiver of $142,056.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and is accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. From November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At March 31, 2026 the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of XRP

As movements in the price of XRP are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of XRP. Past movements in the XRP price are not indicators of future movements.

The following chart shows movements in the price of XRP based on the CME CF XRP-Dollar Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from November 24, 2025 to March 31, 2026.

The average, high, low and end-of-period XRP prices based on the CME CF XRP-Dollar Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
November 24, 2025 to March 31, 2026	1.73	2.32	January 5, 2026	1.18	February 5, 2026	1.34	March 31, 2026

(1)
The end of period XRP price is the CME CF XRP-Dollar Reference Rate - New York Variant on the last business day of the period.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices with the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

Item 8.
Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the period November 24, 2025 (Date of commencement of operations) through December 31, 2025 and the three-month period ended March 31, 2026 and the period November 24, 2025 (Date of commencement of operations through March 31, 2026:

	For the period November 24, 2025 (Date of commencement of operations) through December 31, 2025	Three Months ended March 31, 2026	For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026
Net investment income (loss)	$–	$–	$–
Net realized and change in unrealized gain (loss)	(28,649,503)	(80,287,063)	(108,936,566)
Net increase (decrease) in net assets resulting from operations	(28,649,503)	(80,287,063)	(108,936,566)
Net increase (decrease) in net asset value per share	(4.10)	(5.71)	(9.11)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

David Mann – President and Chief Executive Officer

Christopher Kings – Chief Financial Officer

Christopher Berarducci – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust's and/or the Fund's investments as it does not have any directors, officers, or employers.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11.
Executive Compensation

The Trust does not have any directors or executive officers. The only ordinary expense paid by the Fund is the Sponsor's fee.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans: Not applicable.

Security Ownership of Certain Beneficial Owners and Management:

a)
Not applicable.

b)
Not applicable.

c)
Not applicable.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.   Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), which were paid by the Sponsor from the Sponsor fee, for the year ended March 31, 2026, were:

2026
Audit fees	$83,675
Audit-related fees	-
Tax fees	-
-
All other fees	-
Total	$83,675

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PwC for professional services for the audit of the Trust’s and the Fund’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

PART IV

Item 15.
Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

EXHIBIT INDEX

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No	Description

1.1	Seed Capital Investor Subscription Agreement is incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on March 11, 2025.

4.1	Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

4.3(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

5.1	Opinion of Stradley Ronon Stevens & Young, LLP as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

8.1	Opinion of Stradley Ronon Stevens & Young, LLP as to tax matters is incorporated by reference to Exhibit 8.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.3	Coinbase Custody Custodial Services Agreement. (included in Exhibit 10.1)

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.8	Index Administrator Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

10.9	Amendment 3 to the Index Administrator Agreement is incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

19.1(1)	Code of Ethics and Business Conduct

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibit 5.1 & 8.1)

24.1	Powers of Attorney (included in signature page to initial Form S-1 filed on March 11, 2025).

31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(1)	Compensation Recovery Policy

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1)	Filed herewith.

Item 16.  Form 10-K Summary

Not applicable.

GLOSSARY OF DEFINED TERMS

The abbreviations and acronyms used in this Form 10-K are defined below:

“Administration Agreement” — The Fund Administration and Accounting Agreement between the Administrator and the Fund.

“Administrator” — The Bank of New York Mellon.

“Affiliate” — Any affiliates of the Sponsor and the Marketing Agent (including Franklin Resources, Inc., each of its affiliates, directors, partners, trustees, managing members, officers and employees).

“Airdrop” — An occurrence where holders of a particular digital asset may be entitled to claim a certain amount of a new digital asset for free, based on the fact that they hold such particular digital asset.

“API” — Application Programming Interface.

“Article 8” — Article 8 of the New York Uniform Commercial Code.

“ASC Topic 820” — The Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”

“ASC” — Accounting Standards Codification.

“Authorized Participant Agreement” — An agreement entered into by an Authorized Participant, the Sponsor and the Administrator that provides the procedures for the creation and redemption of Creation Units.

“Authorized Participant” — A person who, at the time of submitting an order to create or redeem one or more Creation Units (i) is a registered broker-dealer, (ii) is a DTC Participant or an Indirect Participant, and (iii) has in effect a valid Authorized Participant Agreement.

“BitLicense” — A business license under 23 New York Codes, Rules and Regulations (NYCRR) Part 200.

“BNYM” – The Bank of New York Mellon.

“BSA” — U.S. Bank Secrecy Act, as amended.

“Business Day” — Any day other than: (1) a Saturday or a Sunday, or (2) a day on which the NYSE is closed for regular trading.

“Cash Custodian” — The Bank of New York Mellon.

“CBDCs” — Digital forms of legal tender, called central bank digital currencies, introduced by central banks in various countries.

“CF Benchmarks Index” — The CME CF XRP-Dollar Reference Rate — New York Variant for XRP — U.S. Dollar Trading pair.

“CFPB” — The Consumer Financial Protection Bureau.

“CFTC” — The U.S. Commodity Futures Trading Commission.

“Client Account” — Other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts that various divisions and units within Franklin Templeton manage or advise.

“CME” — Chicago Mercantile Exchange.

“Code” — The United States Internal Revenue Code of 1986, as amended.

“Coinbase Custody” — Coinbase Custody Trust Company, LLC.

“Coinbase Exchange” — The Prime Broker’s exchange platform.

“Coinbase Global” — The Prime Broker and XRP Custodian’s’ parent.

“Coinbase Insureds” — Coinbase Global and its subsidiaries, including the XRP Custodian and the Prime Broker.

“Commodity Exchange Act” or “CEA” — The United States Commodity Exchange Act of 1936, as amended.

“Connected Trading Venue” — A venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell XRP on behalf of the Fund.

“Consensus Client” — A consensus-layer client software program.

“Constituent Platforms” — The constituent digital asset platforms of the CF Benchmarks Index, which are chosen by the Index Administrator and could change over time.

“Creation XRP Amount” — The amount of XRP to be purchased by the Fund which the Sponsor will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and dividing the resulting product by that day’s CF Benchmarks Index. “Creation Unit Deposit Amount” — The amount of cash to be delivered in a creation which BNYM will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000).

“Creation Unit” — A block of 50,000 Shares.

“CTA” — The Consolidated Tape Association.

“Custodian Agreement” — The agreement, governed by New York law, between the Fund and the XRP Custodian regarding the custody of the Fund’s XRP.

“Custodians” —The Cash Custodian and XRP Custodian, collectively.

“Custody Transaction Costs” — The transfer, processing and other transaction costs charged by the XRP Custodian in connection with the issuance of Creation Units for such purchase order (including XRP Ledger fees).

“CVC” — Convertible currency.

“DAOs” — Decentralized autonomous organizations.

“DApps” — Short for decentralized applications, which consistent with common usage, refers to all applications which are built on the XRP Ledger or other blockchains, whether or not decentralized in fact.

“DCM” — Designated contract market.

“Declaration of Trust” — The Amended and Restated Agreement and Declaration of Trust dated as of October 1, 2025, among the Sponsor, the Trust and the Trustee.

“DeFi” — Decentralized finance.

“DFPI” — The California Department of Financial Protection and Innovation.

“DOL” — The U.S. Department of Labor.

“DSTA” — The Delaware Statutory Trust Act.

“DTC Participant” — An entity that has an account with DTC.

“DTC” — The Depository Trust Company.

“ECI” — Income that is treated as “effectively connected” with the conduct of a trade or business in the United States.

“ERISA” — The Employee Retirement Income Security Act of 1974, as amended.

“ET” — Eastern Time Zone.

“Exchange Act” — The United States Securities Exchange Act of 1934, as amended.

“Exchange” — NYSE Arca, Inc.

“Execution Client” — An execution-layer client software program.

“Fair Value Event” — An event which occurs if the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable.

“FASB” — Financial Accounting Standards Board.

“FBO Account” — An omnibus account in the Prime Broker’s name FBO its customers at each of multiple FDIC-insured banks.

“FBO” — For the benefit of.

“FCA” — The Financial Conduct Authority of the United Kingdom.

“FDAP” — A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income.”

“FDIC” — The Federal Deposit Insurance Corporation.

“FinCen” — The U.S. Department of the Treasury Financial Crimes Enforcement Network.

“FINRA” — The Financial Industry Regulatory Authority.

“Fork” — A non-backward compatible change to the original XRP Ledger and the source code of the original XRP Ledger which results in the original XRP Ledger and the original XRP Ledger existing side-by-side, but incompatible, with a new network and a new blockchain, and leads to the creation of a new asset running on the new blockchain.

“Franklin” or “FRI” — Franklin Resources, Inc.

“FSMB” — Financial Services and Markets Bill.

“FTX” — FTX Trading Ltd.

“GAAP” — The U.S. generally accepted accounting principles.

“Genesis” — Genesis Global Capital, LLC and its affiliates.

“Geth” — Go-Ethereum client, a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation.

“Hard fork” — A permanent split in a network’s blockchain that separates an existing blockchain network into two networks, each with its own digital asset, blockchain and source code, which are not backwards compatible.

“ICO” – Initial coin offering.

“IIV” — Intraday indicative value per share.

“Incidental Rights” — Any virtual currency (for avoidance of doubt, other than XRP) or other asset or right that the Fund may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other.

“Index Administrator” — CF Benchmarks Ltd.

“Index” — The CF Benchmarks Index shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines not to use the CF Benchmarks Index as the Index.

“Indirect Participant” — An entity that has access to the DTC clearing system by clearing securities through, or maintaining a custodial relationship with, a DTC Participant.

“Initial Seed Shares” — $100,000 in Shares, comprising 4,000 Shares at a per-Share price equal to $25.00, delivered on October 15, 2025 to the Seed Capital Investor.

“Investment Company Act” — The United States Investment Company Act of 1940, as amended.

“IR Virtual Currency” — A virtual currency acquired through Incidental Rights.

“IRA” — Individual retirement account.

“IRS” — The United States Internal Revenue Service.

“ISG” — Intermarket Surveillance Group.

“JOBS Act” — The Jumpstart Our Business Startups Act.

“KYC” — Know your customer.

“Marketing Agent” — Franklin Distributors, LLC.

“MiCA” — Markets in Crypto-Assets.

“Money Market Fund” — A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act of 1940 and rated “AAA” by S&P (or the equivalent from any eligible rating service).

“MSB” — A U.S.-based platform registered as a money services business with FinCen.

“NAV” — Net asset value per Share.

“NBMM” — Non-bank market maker.

“NFA” — National Futures Association.

“NFTs” — Non-Fungible tokens.

“Non-U.S. Shareholder” — A Shareholder that is (or is treated as), for U.S. federal income tax purposes: (1) a nonresident alien individual, (2) a foreign corporation or (3) an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

“Notice” — The 2014 notice released by the IRS.

“NYDFS” — The New York State Department of Financial Services.

“NYSE” — NYSE Arca, Inc.

“Observable Inputs” — Independent market data.

“OCC” — The Office of the Comptroller of the Currency.

“OFAC” — The Office of Foreign Assets Control.

“Order Book” — A list of buy and sell orders with associated limit prices and sizes that have not yet been matched.

“OTC” — Over the counter.

“Oversight Committee” — The Oversight Committee of the Index Administrator.

“Person” — Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

“Plan Assets Regulation” — Regulation 29 C.F.R. Sec. 2510.3-101, as modified by Section 3(42) of ERISA.

“Planned Forks” — Forks that take place through a formal process.

“Plans” — Any (a) employee benefit plan and certain other plans and arrangements, including individual retirement accounts and annuities, (b) Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code.

“Prime Broker Agreement” — The agreement between the Sponsor, Trustee and the Prime Broker.

“Prime Broker” — Coinbase, Inc., an affiliate of the XRP Custodian.

“Proof-of-History” or “PoH” — A timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time.

“Proof-of-Stake” — A blockchain consensus mechanism used to verify cryptocurrency through staking cryptocurrency coins.

“Proof-of-Work” — A blockchain consensus mechanism whereby one party proves to verifies that a certain amount of computational effort was expended.

“Regular Market Session” — The Exchange’s regular market session of 9:30 a.m. to 4:00 p.m. ET.

“Relevant Coinbase Entities” — The Prime Broker (Coinbase, Inc.) and its parent (Coinbase Global).

“Relevant Pair” — The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“Relevant Transaction” — Any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the XRP USD pair that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Index Administrator.

“Ruling & FAQs” — The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” — The Sarbanes–Oxley Act of 2002.

“XRPUSD_RTI” — CME CF XRP-Dollar Real Time Index.

“SEC” — The Securities and Exchange Commission of the United States, or any successor governmental agency in the United States.

“Secondary Index” — Lukka Digital Asset Reference Rate – Ripple .

“Securities Act” — The United States Securities Act of 1933, as amended.

“Seed Capital Investor” — Franklin Resources, Inc.

“Seed Creation Units” —The Seed Capital Investor is expected to purchase the initial seed creation units, comprising 100,000 Shares at a per-Share price of $25.00, in exchange for XRP prior to the listing of the Shares on the Exchange.

“Service Providers” — Custodians, Administrator, Trustee, Sponsor, Authorized Participants, XRP Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties.

“Settlement Deadline” — 6:00 p.m. ET of the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund or, if such day is not a business day, on the next business day.

“Shareholders” — Owners of beneficial interests in the Shares.

“Shares” — Units of fractional undivided beneficial interest in the net assets of the Fund.

“SIPC” — The Securities Investor Protection Corporation.

“Slashing” — Penalty if a validator commits malicious acts related to the validation of blocks with invalid transactions.

“XRP Cash Value” — The value of the XRP based on the Index Valuation (defined as the CME CF XRP-Dollar Reference Rate — New York Variant) as of the time that the request to sell, transfer or withdraw was originally made by the Fund.

“XRP” — The currency code for XRP.

“XRP Access Persons” — Sponsor personnel who have access to information about creation and redemption activity in Shares of the Fund.

“XRP blockchain” — The blockchain ledger for XRP.

“XRP Client” — software application that implements the XRP Ledger specification, communicates with the XRP Ledger and allows them to act as a node in the network to the new specification.

“XRP Custodian” or “Coinbase Custody” — Coinbase Custody Trust Company, LLC.

“XRP Ledger” — XRP blockchain and any digital asset network, including the XRP peer-to-peer network.

“XRP Trading Counterparty” — Designated third parties who transact in XRP pursuant to written agreements with the Fund.

“XRPUSD_NY” — CME CF XRP-Dollar Reference Rate.

“Sponsor’s Fee” — The fee of the Sponsor, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Spot Price” — The current market value of the underlying XRP.

“SVB” — Silicon Valley Bank.

“Throughput” — The number of transactions that can processed in a given period.

“Trade Credit Lender” — Coinbase Credit, Inc.

“Trade Credit” — The Fund may borrow XRP or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

“Trade Financing Agreement” — The Coinbase Credit Post-Trade Financing Agreement.

“Trading Balance” — A trading account at which, pursuant to the Prime Broker Agreement, a portion of the Fund’s XRP holdings and cash holdings from time to time may be held with the Prime Broker, including in connection with the sale of XRP to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor.

“Trading Platform” — The Prime Broker’s execution platform where the Sponsor may place an order.

“Transaction Parties” — The Sponsor, the Trustee, the Custodians and any of their respective affiliates.

“Transfer Agency and Service Agreement” — The agreement between the Fund and BNYM to perform transfer agency services.

“Transfer Agent” — The Bank of New York Mellon.

“Treasury Regulations” — Tax regulations issued by the IRS.

“Trust” — Franklin XRP Trust, a Delaware statutory trust formed pursuant to the Agreement and Declaration of Trust.

“Trustee” — CSC Delaware Trust Company, a subsidiary of Corporation Service Company.

“U.S. Shareholder” — A Shareholder that is (1) an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes; (2) a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (4) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

“UBTI” — Unrelated business taxable income.

“USD” — The currency code the US Dollar.

“USDC” — US Dollar Coin.

“Vault Balance” — Accounts storing the Fund’s XRP that are required to be segregated from the assets held by the XRP Custodian as principal and the assets of its other customers.

“VWAP” — Volume Weight Average Prices.

“VWMP” — Volume Weight Median Prices.

FRANKLIN XRP ETF
FRANKLIN XRP TRUST

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin XRP Trust	F-2
Combined Statement of Assets and Liabilities at March 31, 2026 for Franklin XRP Trust	F-3
Combined Schedule of Investments at March 31, 2026 for Franklin XRP Trust	F-4
Combined Statement of Operations for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP Trust	F-5
Combined Statement of Cash Flows for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP Trust	F-6
Combined Statement of Changes in Net Assets for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP Trust	F-7
Notes to the Combined Financial Statements for Franklin XRP Trust	F-8
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin XRP ETF	F-14
Statement of Assets and Liabilities at March 31, 2026 for Franklin XRP ETF	F-15
Schedule of Investments at March 31, 2026 for Franklin XRP ETF	F-16
Statement of Operations for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP ETF	F-17
Statement of Cash Flows for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP ETF	F-18
Statement of Changes in Net Assets for the period November 24, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin XRP ETF	F-19
Notes to Financial Statements for Franklin XRP ETF	F-20

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin XRP Trust

Opinion on the Financial Statements

We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investments, of Franklin XRP Trust and Franklin XRP ETF (the “Trust”) as of March 31, 2026, and the related combined statements of operations, cash flows and changes in net assets for the period November 24, 2025 (date of commencement of operations) through March 31, 2026, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026, and the results of its operations, its cash flows and changes in its net assets for the period November 24, 2025 (date of commencement of operations) through March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Trust’s auditor since 2025.

FRANKLIN XRP TRUST
Combined Statement of Assets and Liabilities

March 31, 2026*

Assets
Investment in XRP, at fair value(a)	$215,061,670
Total assets	215,061,670

Liabilities
Sponsor's fee payable	–
Total liabilities	–
Commitments and contingencies (Note 7)
Net assets	$215,061,670

Shares issued and outstanding(b)	14,700,000
Net asset value per Share	$14.63

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Cost of investment in XRP: $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN XRP TRUST
Combined Schedule of Investments

March 31, 2026*
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			–	–%
Net assets			$215,061,670	100.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Operations

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Expenses
Sponsor's fee	$142,056
Less reimbursement/waiver	(142,056)
Total expenses	–
Net investment loss	–

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	(107,303,893)
Net realized and change in unrealized gain (loss) on investment in XRP	(108,936,566)
Net increase (decrease) in net assets resulting from operations	(108,936,566)
Net increase (decrease) in net assets per Share(a)	$(9.11)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a) Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Cash Flows

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(108,936,566)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(161,156,892)
Sales of XRP	4,457,244
Net realized (gain) loss on investment in XRP	1,632,673
Net change in unrealized (appreciation) depreciation on investment in XRP	107,303,893
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(156,699,648)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$161,156,892
Payments on Shares redeemed	(4,457,244)
Net cash provided by (used in) financing activities	$156,699,648

Cash
Net increase (decrease) in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind purchases of XRP	$(173,999,149)
In-kind sales of XRP	$9,140,640
In-kind shares issued in exchange for XRP	$173,999,149
In-kind shares redeemed in exchange for XRP	$(9,140,640)

* No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Changes in Net Assets

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Net assets, beginning of period	$2,440,079 (a)
Net investment loss	-
Net realized gain (loss) on investment in XRP	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	(107,303,893)
Net increase (decrease) in net assets resulting from operations	(108,936,566)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	335,156,041
Distributions for Shares redeemed	(13,597,884)
Net increase (decrease) in net assets resulting from capital share transactions	321,558,157
Net assets, end of period	$215,061,670

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

See accompanying notes to the combined financial statements.

FRANKLIN XRP TRUST
Notes to the Combined Financial Statements

1. ORGANIZATION

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025 and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust executed as of October 1, 2025 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying combined financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin XRP ETF (the “Fund”), presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on November 24, 2025, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

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

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act ("JOBS Act"), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The accompanying combined financial statements have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the XRP held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP

2.3. Valuation of XRP

The Trust’s financial statements are prepared in accordance with GAAP for annual financial information. XRP is priced at 11:59:59 PM ET. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price”. With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

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

As of March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

2.4. Fees, Expenses, and Realized Gains (Losses)

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

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period November 24, 2025 (Date of commencement of operations) to March 31, 2026, the Fund recognized the Sponsor’s Fee of $142,056, less waiver and reimbursement of $142,056, the net Sponsor's fee payable for the period post waiver and reimbursement is $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, XRP Ledger fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, XRP Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Because the Fund does not have any income, it will need to sell XRP to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell XRP to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of XRP represented by each Share.

There have been no extraordinary or non-routine expenses during the period presented.

2.5. Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs were borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026* are as follows:

	Shares	Amount^
Balance at November 24, 2025 (Date of commencement of operations)	100,000	$2,224,208 #
Creation of Shares	7,500,000	161,156,892
Creation of Shares in-kind	8,000,000	173,999,149
Redemption of Shares	(300,000)	(4,457,244)
Redemption of Shares in-kind	(600,000)	(9,140,640)
Balance at March 31, 2026	14,700,000	$323,782,365

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

3. INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026*:

	Quantity of XRP	Amount in US$
Balance at November 24, 2025 (Date of commencement of operations)	1,086,120.6800	$2,440,079 #
XRP purchased for the creation of shares	81,459,051.0149	161,156,892
XRP contributed in-kind for the creation of shares	86,889,654.4427	173,999,149
XRP sold for the redemption of shares	(3,258,362.0400)	(4,457,244)
XRP distributed in-kind for the redemption of shares	(6,516,724.0830)	(9,140,640)
Principal on XRP sales to pay expenses	-	-
Net realized gain (loss) from XRP sold for the redemption of shares	-	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(107,303,893)
Balance at March 31, 2026	159,659,740.0158	$215,061,670

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, 70,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5. CONCENTRATION OF RISK

The Fund holds only XRP and cash, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the XRP Ledger, among other things.

6. COMBINED FINANCIAL HIGHLIGHTS

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Net asset value per Share, beginning of period	$24.40 (a)
Net investment loss(b)	-
Net realized and unrealized gain (loss) on investment in XRP(c)	(9.77)
Net change in net assets from operations	(9.77)
Net asset value per Share, end of period	$14.63

Total return, at net asset value(d)(e)	(40.04)%

Ratio to average net assets(f)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses(g)	0.00%

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
(f)
Annualized.
(g)
For the period from November 24, 2025 to March 31, 2026, the Sponsor waived the entire Sponsor's Fee. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets.

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statement of Assets and Liabilities and the Combined Statement of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedule of Investments provides details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin XRP Trust and Shareholders of Franklin XRP ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Franklin XRP ETF (the “Fund”) as of March 31, 2026, and the related statements of operations, cash flows and changes in net assets for the period November 24, 2025 (date of commencement of operations) through March 31, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2026, and the results of its operations, its cash flows and changes in its net assets for the period November 24, 2025 (date of commencement of operations) through March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Fund’s auditor since 2025.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Assets and Liabilities

March 31, 2026*

Assets
Investment in XRP, at fair value (a)	$215,061,670
Total assets	215,061,670

Liabilities
Sponsor's fee payable	–
Total liabilities	–
Commitments and contingencies (Note 7)
Net assets	$215,061,670

Shares issued and outstanding(b)	14,700,000
Net asset value per Share	$14.63

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Cost of investment in XRP: $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Schedule of Investments

March 31, 2026*
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			–	–%
Net assets			$215,061,670	100.00%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Operations

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Expenses
Sponsor's fee	$142,056
Less reimbursement/waiver	(142,056)
Total expenses	–
Net investment loss	–

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	(107,303,893)
Net realized and change in unrealized gain (loss) on investment in XRP	(108,936,566)
Net increase (decrease) in net assets resulting from operations	(108,936,566)
Net increase (decrease) in net assets per Share(a)	$(9.11)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a) Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Cash Flows

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(108,936,566)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(161,156,892)
Sales of XRP	4,457,244
Net realized (gain) loss on investment in XRP	1,632,673
Net change in unrealized (appreciation) depreciation on investment in XRP	107,303,893
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(156,699,648)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$161,156,892
Payments on Shares redeemed	(4,457,244)
Net cash provided by (used in) financing activities	$156,699,648

Cash
Net increase (decrease) in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind purchases of XRP	(173,999,149)
In-kind sales of XRP	9,140,640
In-kind shares issued in exchange for XRP	173,999,149
In-kind shares redeemed in exchange for XRP	(9,140,640)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of ChangeS in Net Assets

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Net assets, beginning of period	$2,440,079 (a)
Net investment loss	-
Net realized gain (loss) on investment in XRP	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	(107,303,893)
Net increase (decrease) in net assets resulting from operations	(108,936,566)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	335,156,041
Distributions for Shares redeemed	(13,597,884)
Net increase (decrease) in net assets resulting from capital share transactions	321,558,157
Net assets, end of period	$215,061,670

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

See accompanying notes to the financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Notes to Financial Statements

1. ORGANIZATION

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025 and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust executed as of October 1, 2025 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin XRP ETF (the “Fund”). The Trust had no operations prior to the commencement of operations of the Fund on November 24, 2025, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

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

The Fund is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act ("JOBS Act"), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the XRP held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP

2.3. Valuation of XRP

The Fund’s financial statements are prepared in accordance with GAAP for annual financial information. XRP is priced at 11:59:59 PM ET. The Fund determines the fair value of XRP based on the price provided by the XRP market that the Fund considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

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

As of March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

2.4. Fees, Expenses, and Realized Gains (Losses)

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period November 24, 2025 (Date of commencement of operations) to March 31, 2026, the Fund recognized the Sponsor’s Fee of $142,056, less waiver and reimbursement of $142,056, the net Sponsor's fee payable for the period post waiver and reimbursement is $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, XRP Ledger fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, XRP Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Because the Fund does not have any income, it will need to sell XRP to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of XRP held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell XRP to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of XRP represented by each Share.

There have been no extraordinary or non-routine expenses during the period presented.

2.5. Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026* are as follows:

	Shares	Amount^
Balance at November 24, 2025 (Date of commencement of operations)	100,000	$2,224,208 #
Creation of Shares	7,500,000	161,156,892
Creation of Shares in-kind	8,000,000	173,999,149
Redemption of Shares	(300,000)	(4,457,244)
Redemption of Shares in-kind	(600,000)	(9,140,640)
Balance at March 31, 2026	14,700,000	$323,782,365

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

3. INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the period from November 24, 2025 (Date of commencement of operations) to March 31, 2026*:

	Quantity of XRP	Amount in US$
Balance at November 24, 2025 (Date of commencement of operations)	1,086,120.6800	$2,440,079 #
XRP purchased for the creation of shares	81,459,051.0149	161,156,892
XRP contributed in-kind for the creation of shares	86,889,654.4427	173,999,149
XRP sold for the redemption of shares	(3,258,362.0400)	(4,457,244)
XRP distributed in-kind for the redemption of shares	(6,516,724.0830)	(9,140,640)
Principal on XRP sales to pay expenses	-	-
Net realized gain (loss) from XRP sold for the redemption of shares	-	(1,632,673)
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(107,303,893)
Balance at March 31, 2026	159,659,740.0158	$215,061,670

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, 70,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5. CONCENTRATION OF RISK

The Fund holds only XRP and cash, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction by potentially non-compliant with such regulations or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the XRP Ledger, among other things.

6. FINANCIAL HIGHLIGHTS

For the period November 24, 2025 (Date of commencement of operations) through March 31, 2026*

Net asset value per Share, beginning of period	$24.40 (a)
Net investment loss(b)	-
Net realized and unrealized gain (loss) on investment in XRP(c)	(9.77)
Net change in net assets from operations	(9.77)
Net asset value per Share, end of period	$14.63

Total return, at net asset value(d)(e)	(40.04)%

Ratio to average net assets(f)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses(g)	0.00%

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
(f)
Annualized.
(g)
For the period from November 24, 2025 to March 31, 2026, the Sponsor waived the entire Sponsor's Fee. The Sponsor has agreed, for a period through May 31, 2026, to waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets.

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provides details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

Franklin Holdings, LLC
Sponsor of the Franklin XRP Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings
Christopher Kings*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 29, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.