Form 10-Q
period 2026-06-30
Franklin XRP Trust
filed 2026-08-14
CIK 2059438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 22,050,000 outstanding shares as of August 3, 2026.

Documents Incorporated by Reference: None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward- looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for XRP and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

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

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a large accelerated filer (generally an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN XRP ETF

FRANKLIN XRP TRUST

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and Fund

FRANKLIN XRP ETF
FRANKLIN XRP TRUST

FRANKLIN XRP TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in XRP, at fair value(a)	$236,479,504	$215,061,670
Total assets	236,479,504	215,061,670

Liabilities
Sponsor's fee payable	38,563	-
Total liabilities	38,563	-
Commitments and contingent liabilities (Note 7)
Net assets	$236,440,941	$215,061,670

Shares issued and outstanding (b)	20,750,000	14,700,000
Net asset value per Share	$11.39	$14.63

(a)
Cost of investment in XRP: $410,972,027 at June 30, 2026 and $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	225,368,820.7314	$410,972,027	$236,479,504	100.02%
Total investments	225,368,820.7314	$410,972,027	$236,479,504	100.02%
Less liabilities			(38,563)	(0.02)%
Net assets			$236,440,941	100.00%

March 31, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			-	-%
Net assets			$215,061,670	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Operations (Unaudited)

For the Three months ended June 30, 2026*

Expenses
Sponsor's fee	$118,464
Less reimbursement/waivers	(79,901)
Total expenses	38,563
Net investment loss	(38,563)

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net increase (decrease) in net assets resulting from operations	$(67,443,064)
Net increase (decrease) in net assets per Share(a)	$(3.78)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Cash Flows (Unaudited)

For the Three months ended June 30, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(67,443,064)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(48,042,172)
Sales of XRP	–
Net realized (gain) loss on investment in XRP	–
Net change in unrealized appreciation (depreciation) on investment in XRP	67,404,501
Change in operating assets and liabilities:
Sponsor's fee payable	38,563
Net cash provided by (used in) operating activities	$(48,042,172)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	48,042,172
Payments on Shares redeemed	–
Net cash provided by (used in) financing activities	48,042,172

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind contributions of XRP	$(40,780,163)
In-kind distributions of XRP	$–
In-kind shares issued in exchange for XRP	$40,780,163
In-kind shares redeemed in exchange for XRP	$–

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statement of Changes in Net Assets (Unaudited)

For the Three months ended June 30, 2026*

Net assets, beginning of period	$215,061,670
Net investment loss	(38,563)
Net realized gain (loss) on investment in XRP	–
Net change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net increase (decrease) in net assets resulting from operations	(67,443,064)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	88,822,335
Distributions for Shares redeemed	–
Net increase (decrease) in net assets from capital share transactions	88,822,335
Net assets, end of period	$236,440,941

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The XRP Custodian is responsible for safekeeping the XRP owned by the Fund. The XRP Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the XRP Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at June 30, 2026 and March 31, 2026 and the Combined Statement of Operations, Combined Statement of Cash Flows and Combined Statement of Changes in Net Assets for the period ended June 30, 2026, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31st.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

2.3.
Valuation of XRP

The Trust’s financial statements are prepared in accordance with GAAP for interim financial information. XRP is priced at 11:59:59 PM ET. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price”. With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Trust’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and XRP Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $118,464, less waiver and reimbursement of $79,901, the net Sponsor's fee payable for the quarter post waiver and reimbursement is $38,563.

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

There have been no extraordinary or non-routine expenses during the periods presented.

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of XRP is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	14,700,000	$323,782,365
Creation of Shares	3,300,000	48,042,172
Creation of Shares in-kind	2,750,000	40,780,163
Redemption of Shares	-	-
Balance at June 30, 2026	20,750,000	$412,604,700

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the quarter from April 1, 2026 to June 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at April 1, 2026	159,659,740.0158	$215,061,670
XRP purchased for the creation of Shares	35,841,163.2581	48,042,172
XRP contributed in-kind for the creation of shares	29,867,917.4575	40,780,163
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	–	–
Net realized gain (loss) from XRP sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in XRP	–	(67,404,501)
Balance at June 30, 2026	225,368,820.7314	$236,479,504

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

6.
COMBINED FINANCIAL HIGHLIGHTS

For the Three months ended June 30, 2026*
Net asset value per Share, beginning of period	$14.63
Net investment income (loss)(a)	(0.00) (b)
Net realized and unrealized gain (loss) on investment in XRP(c)	(3.24)
Net change in net assets from operations	(3.24)
Net asset value per Share, end of period	$11.39

Total return, at net asset value(d)(e)	(22.15)%

Ratio to average net assets(f)
Net investment income (loss)	(0.06)%
Gross expenses	0.19%
Net expenses(g)	0.06%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Calculated using average Shares outstanding.
(b)
Amount represents less than $0.005 or greater than $(0.005) per share.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investments for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Calculated based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets.

7.
COMMITMENTS AND CONTINGENT LIABILITIES

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statement of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in XRP, at fair value (a)	$236,479,504	$215,061,670
Total assets	236,479,504	215,061,670

Liabilities
Sponsor's fee payable	38,563	–
Total liabilities	38,563	–
Commitments and contingent liabilities (Note 7)
Net assets	$236,440,941	$215,061,670

Shares issued and outstanding (b)	20,750,000	14,700,000
Net asset value per Share	$11.39	$14.63

(a)
Cost of investment in XRP: $410,972,027 at June 30, 2026 and $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	225,368,820.7314	$410,972,027	$236,479,504	100.02%
Total investments	225,368,820.7314	$410,972,027	$236,479,504	100.02%
Less liabilities			(38,563)	(0.02)%
Net assets			$236,440,941	100.00%

March 31, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			-	-%
Net assets			$215,061,670	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Operations (Unaudited)

For the Three months ended June 30, 2026*

Expenses
Sponsor's fee	$118,464
Less reimbursement/waivers	(79,901)
Total expenses	38,563
Net investment loss	(38,563)

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	-
Net change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net increase (decrease) in net assets resulting from operations	$(67,443,064)
Net increase (decrease) in net assets per Share(a)	$(3.78)

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Cash Flows (Unaudited)

For the Three months ended June 30, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(67,443,064)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(48,042,172)
Sales of XRP	–
Net realized (gain) loss on investment in XRP	–
Net change in unrealized appreciation (depreciation) on investment in XRP	67,404,501
Change in operating assets and liabilities:
Sponsor's fee payable	38,563
Net cash provided by (used in) operating activities	$(48,042,172)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	48,042,172
Payments on Shares redeemed	–
Net cash provided by (used in) financing activities	48,042,172

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind contributions of XRP	$(40,780,163)
In-kind distributions of XRP	$–
In-kind shares issued in exchange for XRP	$40,780,163
In-kind shares redeemed in exchange for XRP	$–

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Changes in Net Assets (Unaudited)

For the Three months ended June 30, 2026*

Net assets, beginning of period	$215,061,670
Net investment loss	(38,563)
Net realized gain (loss) on investment in XRP	–
Net change in unrealized appreciation (depreciation) on investment in XRP	(67,404,501)
Net increase (decrease) in net assets resulting from operations	(67,443,064)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	88,822,335
Distributions for Shares redeemed	–
Net increase (decrease) in net assets from capital share transactions	88,822,335
Net assets, end of period	$236,440,941

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Notes to Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin XRP Trust (the “Trust”) was formed as a Delaware statutory trust on February 28, 2025 and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust executed as of October 1, 2025 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin XRP ETF (the “Fund”). Notes to the combined financial statements of the Trust as registrant and the Fund as its sole operating series are provided in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on November 24, 2025, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the “U.S.” Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on November 24, 2025.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The XRP Custodian is responsible for safekeeping the XRP owned by the Fund. The XRP Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the XRP Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at June 30, 2026 and March 31, 2026 and the Statement of Operations, Statement of Cash Flows and Statement of Changes in Net Assets for the period ended June 30, 2026 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31st.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3.
Valuation of XRP

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. The Fund determines the fair value of XRP based on the price provided by the XRP market that the Fund considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This is referred to as "Principal Market Price". With respect to the Fund’s XRP holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for XRP as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and XRP Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $118,464, less waiver and reimbursement of $79,901, the net Sponsor's fee payable for the quarter post waiver and reimbursement is $38,563.

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

There have been no extraordinary or non-routine expenses during the periods presented.

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of XRP is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	14,700,000	$323,782,365
Creation of Shares	3,300,000	48,042,172
Creation of Shares in-kind	2,750,000	40,780,163
Redemption of Shares	-	-
Balance at June 30, 2026	20,750,000	$412,604,700

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the quarter from April 1, 2026 to June 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at April 1, 2026	159,659,740.0158	$215,061,670
XRP purchased for the creation of Shares	35,841,163.2581	48,042,172
XRP contributed in-kind for the creation of shares	29,867,917.4575	40,780,163
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	–	–
Net realized gain (loss) from XRP sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in XRP	–	(67,404,501)
Balance at June 30, 2026	225,368,820.7314	$236,479,504

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

For the Three months ended June 30, 2026*
Net asset value per Share, beginning of period	$14.63
Net investment income (loss)(a)	(0.00) (b)
Net realized and unrealized gain (loss) on investment in XRP(c)	(3.24)
Net change in net assets from operations	(3.24)
Net asset value per Share, end of period	$11.39

Total return, at net asset value(d)(e)	(22.15)%

Ratio to average net assets(f)
Net investment income (loss)	(0.06)%
Gross expenses	0.19%
Net expenses(g)	0.06%

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Calculated using average Shares outstanding.
(b)
Amount represents less than $0.005 or greater than $(0.005) per share.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investments for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Calculated based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets.

7.
COMMITMENTS AND CONTINGENT LIABILITIES

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statement of Operations, along with the related Notes to the Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

At June 30, 2026, the Custodian held 225,368,820.7314 XRP on behalf of the Fund, with a market value of $236,479,504 (cost: $410,972,027) based on the Principal Market Price at quarter end.

Results of Operations for three months ended June 30, 2026*

For the three months ended June 30, 2026, 6,050,000 Shares were issued in exchange for 65,709,080.7156 XRP and no Shares were redeemed. The Fund’s NAV per Share began the period at $14.63 and ended the period at $11.39. The 22.15% decrease in the Fund's NAV from $14.63 at March 31, 2026 to $11.39 at June 30, 2026 is directly related to the 22.10% decrease in the price of XRP. The Fund's NAV decreased slightly more on a percentage basis than the decrease in the price of XRP for the same period due to the Fund's payment of the Sponsor Fee.

Net realized and unrealized loss on investment in XRP for the three months ended June 30, 2026, was approximately $67,404,501 which consisted of a net change in unrealized depreciation on investment in XRP of approximately $67,404,501. Net decrease in net assets resulting from operations was approximately $67,443,064 for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in XRP of $67,404,501, and accrual of the Sponsor Fee in the amount of $118,464, which was offset by a waiver of $79,901.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. From November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At June 30, 2026 the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of XRP

As movements in the price of XRP are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of XRP. Past movements in the XRP price are not indicators of future movements.

The following chart shows movements in the price of XRP based on the CME CF XRP Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2026 to June 30, 2026.

The average, high, low and end-of-period XRP prices based on the CME CF XRP Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2026 to June 30, 2026	1.30	1.53	May 14, 2026	1.03	June 25, 2026	1.04	June 30, 2026

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2026 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the period ended June 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended June 30, 2026.

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

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.8	Index Administrator Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

10.9	Amendment 3 to the Index Administrator Agreement is incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

31.1 (1)	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	Inline XBRL Instance Document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL document and contained in Exhibit 101)

(1)	Filed herewith.

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

Date: August 14, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.