Form 10-Q
period 2026-09-30
Franklin XRP Trust
filed 2026-11-13
CIK 2059438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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

The registrant had 28,600,000 outstanding shares as of November 2, 2026.

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
FRANKLIN XRP TRUST

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and Fund

 FRANKLIN XRP ETF
FRANKLIN XRP TRUST

FRANKLIN XRP TRUST
 Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in XRP, at fair value(a)	$439,668,398	$215,061,670
Total assets	439,668,398	215,061,670

Liabilities
Sponsor's fee payable	62,245	–
Total liabilities	62,245	–
Commitments and contingent liabilities (Note 7)
Net assets	$439,606,153	$215,061,670

Shares issued and outstanding(b)	27,000,000	14,700,000
Net asset value per Share	$16.28	$14.63

(a)
Cost of investment in XRP: $501,430,187 at September 30, 2026 and $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	293,112,265.4002	$501,430,187	$439,668,398	100.01%
Total investments	293,112,265.4002	$501,430,187	$439,668,398	100.01%
Less liabilities			(62,245)	(0.01)%
Net assets			$439,606,153	100.00%

March 31, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			–	–%
Net assets			$215,061,670	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statements of Operations (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Expenses
Sponsor's fee	$148,806	$267,270
Less reimbursement/waivers	-	(79,901)
Total expenses	148,806	187,369
Net investment loss	(148,806)	(187,369)

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	(68,022)	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	112,730,734	45,326,233
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	112,662,712	45,258,211
Net increase (decrease) in net assets resulting from operations	$112,513,906	$45,070,842
Net increase (decrease) in net assets per Share(a)	$4.85	$2.20

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

  FRANKLIN XRP TRUST
Combined Statement of Cash Flows (Unaudited)

For the Six months ended September 30, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$45,070,842
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(83,835,501)
Sales of XRP	125,113
Net realized (gain) loss on investment in XRP	68,022
Net change in unrealized appreciation (depreciation) on investment in XRP	(45,326,233)
Change in operating assets and liabilities:
Sponsor's fee payable	62,245
Net cash provided by (used in) operating activities	$(83,835,512)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	83,835,512
Payments on Shares redeemed	–
Net cash provided by (used in) financing activities	83,835,512

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind contributions of XRP	$(95,638,129)
In-kind distributions of XRP	$–
In-kind shares issued in exchange for XRP	$95,638,129
In-kind shares redeemed in exchange for XRP	$–

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN XRP TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*

Net assets, beginning of period	$236,440,941	$215,061,670
Net investment loss	(148,806)	(187,369)
Net realized gain (loss) on investment in XRP	(68,022)	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	112,730,734	45,326,233
Net increase (decrease) in net assets resulting from operations	112,513,906	45,070,842
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	90,651,306	179,473,641
Distributions for Shares redeemed	–	–
Net increase (decrease) in net assets from capital share transactions	90,651,306	179,473,641
Net assets, end of period	$439,606,153	$439,606,153

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

The Fund seeks to reflect generally the performance of the price of XRP before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in XRP relative to acquiring, holding and trading XRP directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in XRP by providing an investment with a value that reflects the price of the XRP owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in XRP. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in XRP. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act the "JOBS Act", subject to reduced public company reporting requirements under U.S. federal securities laws.

On October 15, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on October 15, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 18, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 543,060.34 XRP per Creation Unit (or 10.86 XRP per Share), for a total of 1,086,120.68 XRP (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 1,086,120.68 XRP at the price of $2.0458 per XRP on November 19, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to XRP, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,221,985.69 (an amount representing 1,086,120.68 XRP). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on November 24, 2025.

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2026 and March 31, 2026 and the Combined Statements of Operations, Combined Statement of Cash Flows and Combined Statements of Changes in Net Assets for the period ended September 30, 2026, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

As of September 30, 2026 and March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

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

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's fee on the first $5.0 billion of the Fund's assets. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $148,806 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $267,270, less waiver and reimbursement of $79,901, the net Sponsor's fee payable for the six months post waiver and reimbursement is $187,369.

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

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of XRP is transferred within one business day of the trade date (referred to as "T+1").

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of XRP and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on November 24, 2025, there was no public market for the Shares.  Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at July 1, 2026	20,750,000	$412,604,700
Creation of Shares	2,450,000	35,793,340
Creation of Shares in-kind	3,800,000	54,857,966
Redemption of Shares	-	-
Balance at September 30, 2026	27,000,000	$503,256,006

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	14,700,000	$323,782,365
Creation of Shares	5,750,000	83,835,512
Creation of Shares in-kind	6,550,000	95,638,129
Redemption of Shares	-	-
Balance at September 30, 2026	27,000,000	$503,256,006

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at July 1, 2026	225,368,820.7314	$236,479,504
XRP purchased for the creation of Shares	26,597,902.9880	35,793,329
XRP contributed in-kind for the creation of shares	41,254,375.5108	54,857,966
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	(108,833.8300)	(125,113)
Net realized gain (loss) from XRP sold for the redemption of shares and sold to pay expenses	–	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	–	112,730,734
Balance at September 30, 2026	293,112,265.4002	$439,668,398

The following represents the changes in quantity of XRP held and the respective fair value during the six months from April 1, 2026 to September 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at April 1, 2026	159,659,740.0158	$215,061,670
XRP purchased for the creation of Shares	62,439,066.2461	83,835,501
XRP contributed in-kind for the creation of shares	71,122,292.9683	95,638,129
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	(108,833.8300)	(125,113)
Net realized gain (loss) from XRP sold for the redemption of shares and sold to pay expenses	–	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	–	45,326,233
Balance at September 30, 2026	293,112,265.4002	$439,668,398

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc., (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee and are not paid by the Fund.

 The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only XRP and cash, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the XRP Ledger, among other things.

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Net asset value per Share, beginning of period	$11.39	14.63
Net investment income (loss)(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in XRP(b)	4.90	1.66
Net change in net assets from operations	4.89	1.65
Net asset value per Share, end of period	$16.28	16.28

Total return, at net asset value(c)	42.93%	11.28%

Ratio to average net assets(d)
Net investment income (loss)	(0.19)%	(0.13)%
Gross expenses	0.19%	0.19%
Net expenses(e)	0.19%	0.13%

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
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year are not annualized.
(d)
Annualized.
(e)
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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

  FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in XRP, at fair value(a)	$439,668,398	$215,061,670
Total assets	439,668,398	215,061,670

Liabilities
Sponsor's fee payable	62,245	–
Total liabilities	62,245	–
Commitments and contingent liabilities (Note 7)
Net assets	$439,606,153	$215,061,670

Shares issued and outstanding(b)	27,000,000	14,700,000
Net asset value per Share	$16.28	$14.63

(a)
Cost of investment in XRP: $501,430,187 at September 30, 2026 and $322,149,692 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	293,112,265.4002	$501,430,187	$439,668,398	100.01%
Total investments	293,112,265.4002	$501,430,187	$439,668,398	100.01%
Less liabilities			(62,245)	(0.01)%
Net assets			$439,606,153	100.00%

March 31, 2026
	Quantity of XRP	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in XRP	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Total investments	159,659,740.0158	$322,149,692	$215,061,670	100.00%
Less liabilities			–	–%
Net assets			$215,061,670	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statements of Operations (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Expenses
Sponsor's fee	$148,806	$267,270
Less reimbursement/waivers	-	(79,901)
Total expenses	148,806	187,369
Net investment loss	(148,806)	(187,369)

Net realized and change in unrealized gain (loss) on investment in XRP
Net realized gain (loss) on investment in XRP	(68,022)	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	112,730,734	45,326,233
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	112,662,712	45,258,211
Net increase (decrease) in net assets resulting from operations	$112,513,906	$45,070,842
Net increase (decrease) in net assets per Share(a)	$4.85	$2.20

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statement of Cash Flows (Unaudited)

For the Six months ended September 30, 2026*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$45,070,842
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(83,835,501)
Sales of XRP	125,113
Net realized (gain) loss on investment in XRP	68,022
Net change in unrealized appreciation (depreciation) on investment in XRP	(45,326,233)
Change in operating assets and liabilities:
Sponsor's fee payable	62,245
Net cash provided by (used in) operating activities	$(83,835,512)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	83,835,512
Payments on Shares redeemed	–
Net cash provided by (used in) financing activities	83,835,512

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

Supplemental disclosure of non-cash Operating and Financing information:
In-kind contributions of XRP	$(95,638,129)
In-kind distributions of XRP	$–
In-kind shares issued in exchange for XRP	$95,638,129
In-kind shares redeemed in exchange for XRP	$–

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN XRP ETF
A SERIES OF FRANKLIN XRP TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*

Net assets, beginning of period	$236,440,941	$215,061,670
Net investment loss	(148,806)	(187,369)
Net realized gain (loss) on investment in XRP	(68,022)	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	112,730,734	45,326,233
Net increase (decrease) in net assets resulting from operations	112,513,906	45,070,842
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	90,651,306	179,473,641
Distributions for Shares redeemed	–	–
Net increase (decrease) in net assets from capital share transactions	90,651,306	179,473,641
Net assets, end of period	$439,606,153	$439,606,153

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

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act the "JOBS Act", subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at September 30, 2026 and March 31, 2026 and the Statements of Operations, Statement of Cash Flows and Statements of Changes in Net Assets for the period ended September 30, 2026 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

As of September 30, 2026 and March 31, 2026, the value of the XRP held by the Fund was categorized as Level 1.

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

XRP transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of XRP are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell XRP as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any XRP Ledger fees or other similar transaction fees, in connection with any sales of XRP necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any XRP Ledger fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from November 24, 2025 (the day the Shares were initially listed on the Exchange) to May 31, 2026, the Sponsor waived the entire Sponsor's fee on the first $5.0 billion of the Fund's assets. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $148,806 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $267,270, less waiver and reimbursement of $79,901, the net Sponsor's fee payable for the six months post waiver and reimbursement is $187,369.

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

2.5.
XRP Receivable and Payable

XRP receivable or payable represents the quantity of XRP covered by contractually binding orders for the creation or redemption of Shares respectively, where the XRP has not yet been transferred to or from the Fund's account. Generally, ownership of XRP is transferred within one business day of the trade date (referred to as "T+1").

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at July 1, 2026	20,750,000	$412,604,700
Creation of Shares	2,450,000	35,793,340
Creation of Shares in-kind	3,800,000	54,857,966
Redemption of Shares	-	-
Balance at September 30, 2026	27,000,000	$503,256,006

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	14,700,000	$323,782,365
Creation of Shares	5,750,000	83,835,512
Creation of Shares in-kind	6,550,000	95,638,129
Redemption of Shares	-	-
Balance at September 30, 2026	27,000,000	$503,256,006

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN XRP

The following represents the changes in quantity of XRP held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at July 1, 2026	225,368,820.7314	$236,479,504
XRP purchased for the creation of Shares	26,597,902.9880	35,793,329
XRP contributed in-kind for the creation of shares	41,254,375.5108	54,857,966
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	(108,833.8300)	(125,113)
Net realized gain (loss) from XRP sold for the redemption of shares and sold to pay expenses	–	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	–	112,730,734
Balance at September 30, 2026	293,112,265.4002	$439,668,398

The following represents the changes in quantity of XRP held and the respective fair value during the six months from April 1, 2026 to September 30, 2026*:

	Quantity of XRP	Amount in US$
Balance at April 1, 2026	159,659,740.0158	$215,061,670
XRP purchased for the creation of Shares	62,439,066.2461	83,835,501
XRP contributed in-kind for the creation of shares	71,122,292.9683	95,638,129
XRP sold for the redemption of Shares	–	–
XRP distributed in-kind for the redemption of shares	–	–
Principal on XRP sales to pay expenses	(108,833.8300)	(125,113)
Net realized gain (loss) from XRP sold for the redemption of shares and sold to pay expenses	–	(68,022)
Net change in unrealized appreciation (depreciation) on investment in XRP	–	45,326,233
Balance at September 30, 2026	293,112,265.4002	$439,668,398

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc., (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee and are not paid by the Fund.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only XRP and cash, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Fund. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger, and their ability to meet user demands; manipulative trading activity on digital asset platforms which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the XRP Ledger, among other things.

6.
FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Net asset value per Share, beginning of period	$11.39	14.63
Net investment income (loss)(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in XRP(b)	4.90	1.66
Net change in net assets from operations	4.89	1.65
Net asset value per Share, end of period	$16.28	16.28

Total return, at net asset value(c)	42.93%	11.28%

Ratio to average net assets(d)
Net investment income (loss)	(0.19)%	(0.13)%
Gross expenses	0.19%	0.19%
Net expenses(e)	0.19%	0.13%

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
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year are not annualized.
(d)
Annualized.
(e)
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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to the Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

The NAV of the Fund is used by the Fund in its day-to-day operations to measure the net value of the Fund’s assets net of liabilities. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Fund on any business day, the Administrator will calculate the price of the XRP held by the Trust as of 4:00 P.M. ET on such day. The Administrator will also calculate the “NAV per Share” of the Fund, which equals the NAV of the Fund divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Fund’s XRP using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s and the Fund's financial statements. The Fund’s XRP is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of XRP based on the price provided by the XRP market that the Trust considers its “principal market” as of 11:59:59 P.M., ET on the valuation date (the “Principal Market Price”). The net asset value of the Fund determined on a GAAP basis is referred to as the “Principal Market NAV” and Fund's NAV per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

At September 30, 2026, the Custodian held 293,112,265.4002 XRP on behalf of the Fund, with a market value of $439,668,398 (cost: $501,430,187) based on the Principal Market Price at quarter end.

Results of Operations for three months ended September 30, 2026*

For the three months ended September 30, 2026, 6,250,000 Shares were issued in exchange for 67,852,278.4988 XRP and no Shares were redeemed. The Fund’s NAV per Share began the period at $11.39 and ended the period at $16.28. The 42.93% increase in the Fund's NAV per share from $11.39 at June 30, 2026 to $16.28 at September 30, 2026 is directly related to the 42.95% increase in the price of XRP as of the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $148,806.

Net realized and unrealized gain on investment in XRP for the three months ended September 30, 2026, was approximately $112,662,712 which consisted of a realized loss of $68,022 on investment in XRP due to XRP sold to pay the Sponsor fee, and net change in unrealized appreciation on investment in XRP of approximately $112,730,734. Net increase in net assets resulting from operations was approximately $112,513,906 for the three months ended September 30, 2026, which consisted of net realized and unrealized gain on investment in XRP of $112,662,712, offset by the Sponsor fee in the amount of $148,806. Other than the Sponsor fee, the Fund had no expenses during the three months ended September 30, 2026.

*
No comparative period presented as the Fund’s operations commenced on November 24, 2025.

Results of Operations for six months ended September 30, 2026*

For the six months ended September 30, 2026, 12,300,000 Shares were issued in exchange for 133,561,359.2144 XRP and no Shares were redeemed. The Fund’s NAV per Share began the period at $14.63 and ended the period at $16.28. The 11.28% increase in the Fund's NAV per share from $14.63 at March 31, 2026 to $16.28 at September 30, 2026 is directly related to the 11.36% increase in the price of XRP as of the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $187,369.

Net realized and unrealized gain on investment in XRP for the six months ended September 30, 2026, was approximately $45,258,211 which consisted of a realized loss of $68,022 on investment in XRP due to XRP sold to pay the Sponsor fee, and a net change in unrealized appreciation on investment in XRP of approximately $45,326,233. Net increase in net assets resulting from operations was approximately $45,070,842 for the six months ended September 30, 2026, which consisted of net realized and unrealized gain on investment in XRP of $45,258,211, and accrual of the Sponsor fee in the amount of $267,270, which was offset by a waiver of $79,901. Other than the Sponsor fee, the Fund had no expenses during the six months ended September 30, 2026.

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

Off-Balance Sheet Arrangements

At September 30, 2026 the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of XRP

As movements in the price of XRP are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of XRP. Past movements in the XRP price are not indicators of future movements.

The following chart shows movements in the price of XRP based on the CME CF XRP – Dollar Reference Rate – New York Variant for the XRP – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period XRP prices based on the CME CF XRP - Dollar Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2026 to September 30, 2026	1.23	1.59	Sep 22, 2026	1.00	August 14, 2026	1.49	September 30, 2026

(1)
The end of period XRP price is the CME CF XRP - Dollar Reference Rate - New York Variant on the last business day of the period.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Fund. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The investment objective of the Fund is to seek to reflect generally the performance of the price of XRP before payment of the Fund's expenses. Fluctuations in the price of XRP will affect the value of the Fund's Shares.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended September 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

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

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on November 4, 2025.

10.8	Index Administrator Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

10.9	Amendment 3 to the Index Administrator Agreement is incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-285706) filed by the Trust on October 10, 2025.

31.1(1)	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL document and contained in Exhibit 101)

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

Date: November 13, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.